Form 10KSB
period 2006-12-31
SUNNYSIDE ACRES MOBILE ESTATES
filed 2007-03-12
CIK 1119809

Commission File No. 000-28867


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549


                                   FORM 10-KSB


     /X/         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the Fiscal Year Ended: December 31, 2006


    / /            TRANSITION REPORT PURSUANT TO SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                     For the Transition Period From __ to __


                         SUNNYSIDE ACRES MOBILE ESTATES
        _________________________________________________________________
        (Exact Name of Small Business Issuer as Specified in its Charter)


              NEVADA                                          88-0409166
   _______________________________                        ___________________
   (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                        Identification No.)


   6767 TROPICANA AVENUE, SUITE 207
         LAS VEGAS, NEVADA                                              89103
________________________________________                              __________
(Address of principal executive offices)                              (Zip code)


                   Issuer's telephone number: (702) 248-1027


Securities to be registered pursuant to Section 12(b) of the Act:

                                      None


Securities to be registered pursuant to Section 12(g) of the Act:

                               $.001 COMMON STOCK
                               __________________
                                (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes / / No /X/

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act). Yes /X/ No / /

Registrant's revenues for the most recent fiscal year and for the period covered by this report is $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price that which the common equity was sold, for the average bid and ask price of such common equity for the period covered by this report and as of the date hereof is $0.

State the number of shares outstanding of each of registrant's classes of common equity, for the period covered by this report and as at the latest practicable date:

         At December 31, 2006 and as of the date hereof, there were outstanding 2,200,000 shares of the registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes / /   No /X/

                                TABLE OF CONTENTS


                                                                      PAGE

                                     PART I


Item 1.  Description of Business  . . . . . . . . . . . . . . . . . .   4

Item 2.  Description of Property. . . . . . . . . . . . . . . . . . .  12

Item 3.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .  12

Item 4.  Submission of Matters to a Vote of Security Holders  . . . .  12


                                     PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and
         Small Business Issuer Purchases of Equity Securities.  . . .  13

Item 6.  Management's Discussion and Analysis or Plan of
         Operation  . . . . . . . . . . . . . . . . . . . . . . . . .  16

Item 7.  Financial Statements . . . . . . . . . . . . . . . . . . . .  19

Item 8.  Changes in and Disagreements With Accountants on Accounting
         and Financial Disclosure . . . . . . . . . . . . . . . . . .  21

Item 8A. Controls and Procedures. . . . . . . . . . . . . . . . . . .  21

Item 8B. Other Information. . . . . . . . . . . . . . . . . . . . . .  21


                                    PART III


Item 9.  Directors, Executive Officers, Promoters and Control
         Persons; Compliance with Section 16(a) of the Exchange Act . 21

Item 10. Executive Compensation . . . . . . . . . . . . . . . . . . . 25

Item 11. Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters . . . . . . . . . 25

Item 12. Certain Relationships and Related Transactions . . . . . . . 25

Item 13. Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . 26

Item 14. Principal Accountant Fees and Services . . . . . . . . . . . 26

         Signatures . . . . . . . . . . . . . . . . . . . . . . . . . 27

                                     PART I


ITEM 1.   DESCRIPTION OF BUSINESS.

Introduction

         Sunnyside Acre Mobile Estates (the "Company") was incorporated on November 2, 1992 under the laws of the State of Nevada. We had intended to form a subsidiary and have said subsidiary serve as the general partner of a limited partnership which was to be a developer and builder of one or more mobile home parks in Southern California. The Company intended to develop a park that would have mobile home trailers of high quality construction.

         The Company's business strategy was to emphasize (i) targeting its parks principally to the second home market (where the Company believes there was significant long-term demand) and (ii) focusing its development activities in the fast growing areas of the Coachella Valley markets, where land and development costs were relatively low and demand believed to be high.

         Between November 2, 1992 and approximately March 31, 1993, we investigated certain business opportunities but did not commence any activities in connection with our development and building activities. As at December 31, 1993, all funds raised by the sale of shares in order to fulfill our initial objective had been expended and we, thereafter became dormant. From February 1, 1993 until the present, we were inactive and could be deemed to be a so-called "shell" company, whose only purpose at this time is to determine and implement a new business purpose.

         As of the date hereof, we can be defined as a "shell" company, an entity which is generally described as having no or nominal operations and with no or nominal assets or assets consisting solely of cash and cash equivalents. As a shell company, our sole purpose at this time is to locate and consummate a merger or acquisition with a private entity.

         Also, as of the date hereof, based upon our proposed future business activities, we may also be deemed a "blank check" company. The Securities and Exchange Commission definition of such a company as a development stage company that has no specific business plan or purpose, or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person and is issuing "penny stock."

         A "penny stock" security is any equity security other than a security (i) that is a reported security (ii) that is issued by an investment company (iii) that is a put or call issued by the Option Clearing Corporation
(iv) that has a price of $5.00 or more (except for purposes of Rule 419 of the Securities Act of 1933, as amended) (v) that is registered on a national securities exchange (vi) that is authorized for quotation on the Nasdaq Stock Market, unless other provisions of the defining rule are not satisfied, or (vii) that is issued by an issuer with (a) net tangible assets in excess of

$2,000,000, if in continuous operation for more than three years or $5,000,000 if in operation for less than three years or (b) average revenue of at least $6,000,000 for the last three years.

         We became a reporting company on a voluntary basis because the primary attraction of the Company as a merger partner or acquisition vehicle will be its status as a public company. In addition, we became a reporting company to enhance investor protection and to provide information if a trading market commences. Only those companies that report their current financial information to the Securities and Exchange Commission, banking, or insurance regulators are permitted to be quoted on the OTC Bulletin Board System.

Risk Factors

         Our business is subject to numerous risk factors, including the following:

1. We have had no operating history nor any revenues or earnings from operations and we are insolvent.

         We have no assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in us incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. There is no assurance that we can identify such a business opportunity and consummate such a business combination.

         Our auditor's going concern opinion and the notation in the financial statements indicate that we do not have significant cash or other material assets and that we are relying on advances from stockholders, officers and directors to meet our limited operating expenses. We are insolvent in that we are unable to pay our debts in the ordinary course of business as they become due.

2.       Our proposed plan of operation is speculative.

         The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, there can be no assurance that we will be successful in locating candidates meeting such criteria. In the event we complete a business combination, of which there can be no assurance, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

3.       We face intense competition for business opportunities and combinations

         We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including venture capital and hedge fund firms, are active in mergers and acquisitions of companies that may be our desirable target candidates. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than we have and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete in seeking merger or acquisition candidates with numerous other small public companies.

4. We have no agreements for a business combination or other transaction and have established no standards for a business combination.

         We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. There can be no assurance that we will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. Management has not identified any particular industry or specific business within an industry for our evaluation. There is no assurance that we will be able to negotiate a business combination on terms favorable to us. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target business opportunity to have achieved, and without which we would not consider a business combination in any form with such business opportunity. Accordingly, we may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

5. Our success is dependent on management that has other full time employment, has limited experience and will only devote limited part time working for the Company that makes our future even more uncertain.

         We have not entered into a written employment agreement with our officers and directors and none is expected in the foreseeable future. We have not obtained key man life insurance of our officers or directors. Notwithstanding the combined limited experience and time commitment of management, the loss of the services of Brian Pierson would adversely affect development of our business and our likelihood of continuing operations.

6. The reporting requirements under federal securities law may delay or prevent us from making certain acquisitions.

         Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended, (the "1934 Act"), require companies subject thereto to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the 1934 Act are applicable.

         In addition to the audited financial statements, in the filing of the Form 8-K that we file to report an event that causes us to cease being a shell company, we will be required to include that information that is normally reported by a company in a Form 10 or Form 10-SB. The time and additional costs that may be incurred by some target entities to prepare and disclose such information may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company.

7. The Investment Company Act of 1940 creates a situation wherein we would be required to register and could be required to incur substantial additional costs and expenses.

         Although we will be subject to regulation under the 1934 Act, management believes the Company will not be subject to regulation under the Investment Company Act of 1940, insofar as we will not be engaged in the business of investing or trading in securities. In the event we engage in business combination that results in us holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act of 1940. In such event, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the Securities and Exchange Commission as to the status of our Company under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject us to material adverse consequences.

8. Our present management most likely will not remain after we complete a business combination.

         A business combination involving the issuance of our Common
Stock will, in all likelihood, result in the shareholders of a private company obtaining a controlling interest in us. Any such business combination may require our management to sell or transfer all or a portion of the Company's Common Stock held and/or resign as a member of the Board of Directors. The resulting change in our control could result in removal of one or more present officers and directors and a corresponding reduction in or elimination of any participation in our future affairs.

9. At the time we do any business combination, each shareholder will most likely hold a substantially lesser percentage ownership in the Company.

         Our current primary plan of operation is based upon a business combination with a private concern that, in all likelihood, would result in the Company issuing securities to shareholders of any such private company. The issuance of our previously authorized and unissued Common Stock would result in reduction in percentage of shares owned by our present and prospective shareholders and may result in a change in our control or in our management.

10. As a shell company, we face substantial additional adverse business and legal consequences.

         We may enter into a business combination with an entity that desires to establish a public trading market for its shares. A business opportunity may attempt to avoid what it deems to be adverse consequences of undertaking its own public offering by seeking a business combination with us. Such consequences may include, but are not limited to, time delays of the registration process, significant expenses to be incurred in such an offering, loss of voting control to public shareholders and the inability or unwillingness to comply with various federal and state laws enacted for the protection of investors.

         On June 29, 2005, the Securities and Exchange Commission adopted final rules amending the Form S-8 and the Form 8-K for shell companies like us. The amendments expand the definition of a shell company to be broader than a company with no or nominal operations/assets or assets consisting of cash and cash equivalents, the amendments prohibit the use of a From S-8 (a form used by a corporation to register securities issued to an employee, director, officer, consultant or advisor), under certain circumstances, and revise the Form 8-K to require a shell company to include current Form 10 or Form 10-SB information, including audited financial statements, in the filing on Form 8-K that the shell company files to report the acquisition of the business opportunity. This initial filing is within four days of the acquisition. The Form 8-K filing may be reviewed by the Securities and Exchange Commission and the prospects of certain disclosures or review or the lack of the ability to issue securities using a Form S-8 may delay the consummation of a business combination because of the target entities inability to comply with various federal and state laws enacted for the protection of investors or the unwillingness to assume the significant costs of compliance.

11. The requirement of audited financial statements may disqualify business opportunities.

         Our management believes that any potential business opportunity must provide audited financial statements for review, for the protection of all parties to the business combination. One or more attractive business opportunities may choose to forego the possibility of a business combination with us, rather than incur the expenses associated with preparing audited financial statements.

12. Our officers and directors are the principal shareholders and will be able to approve all corporate actions without shareholder consent and will control our Company.

         Our principal shareholders, Brian Pierson, Stacey Pierson and Tricia A. Willis, currently own approximately 66% of our Common Stock. They will have significant influence over all matters requiring approval by our shareholders, but not requiring the approval of the minority shareholders. In addition, they will be able to elect all of the members of our board of directors, allowing them to exercise significant control of our affairs and management. In addition, they may transact most corporate matters requiring shareholder approval by written consent, without a duly-noticed and duly-held meeting of shareholders.

13. Our Common Stock may never be public traded and you may have no ability to sell the shares.

         There is no established public trading market for our shares of Common Stock. There can be no assurance that a market for our Common Stock will be established or that, if established, a market will be sustained. Therefore, if you purchase our Common Stock you may be unable to sell them. Accordingly, you should be able to bear the financial risk of losing your entire investment.

         Only market makers can apply to quote securities. Market makers who desire to initiate quotations in the OTC Bulletin Board system must complete an application (Form 211) (unless an exemption is applicable) and by doing so, will have to represent that it has satisfied all applicable requirements of the Securities and Exchange Commission Rule 15c2-11 and the filing and information requirements promulgated under the National Association of Securities Dealers' ("NASD") Bylaws. The OTC Bulletin Board will not charge us with a fee for being quoted on the service. NASD rules prohibit market makers from accepting any remuneration in return for quoting issuers' securities on the OTC Bulletin Board or any similar medium. The NASD Regulation, Inc. will review the market maker's application (unless an exemption is applicable) and if cleared, it cannot be assumed by any investor that any federal, state or self-regulatory requirements other than certain NASD rules and Rule 15c2-11 have been considered by the NASD Regulation, Inc. Furthermore, the clearance should not construed by any investor as indicating that the NASD Regulation, Inc., the Securities and Exchange Commission or any state securities commission has passed upon the accuracy or adequacy of the documents contained in the submission.

         The OTC Bulletin Board is a market maker or dealer-driven system offering quotation and trading reporting capabilities - a regulated quotation service - that displays real-time quotes, last-sale prices, and volume information in OTC equity securities. The OTC Bulletin Board securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting market makers or dealers in stocks.

14. There is no assurance that our Common Stock will be accepted for listing on the OTC Bulletin Board or in any other trading system.

         If our Common Stock does not meet blue sky resale requirements, certain shareholders may be unable to resell our Common Stock. The resale of Common Stock must meet the blue sky resale requirements in the states in which the proposed purchasers reside. If we are unable to qualify the Common Stock and there is no exemption from qualification in certain states, the holders of the Common Stock or the purchasers of the Common Stock may be unable to sell them.

15. Our shareholders may face significant restrictions on the resale of our Common Stock due to state "blue sky" laws or if we are determined to be a "blank check" company.

         There are state regulations that may adversely affect the transferability of our Common Stock. We have not registered our Common Stock for resale under the securities or "blue sky" laws of any state. We may seek qualification or advise our shareholders of the availability of an exemption. We are under no obligation to register or qualify our Common Stock in any state or to advise the shareholders of any exemptions.

         Current shareholders, and person who desire to purchase the Common Stock in any trading market that may develop in the future, should be aware that there might be significant state restrictions upon the ability of new investors to purchase the Common Stock.

         Blue sky laws, regulations, orders, or interpretations place limitations on offerings or sales of securities by "blank check" companies or in "blind-pool" offerings, or if such securities represent "cheap stock" previously issued to promoters or others. Our initial shareholders, because they originally paid $.01 for each share, may be deemed to hold "cheap stock." These limitations typically provide, in the form of one or more of the following limitations, that such securities are:

         (a) Not eligible for sale under exemption provisions permitting sales without registration to accredited investors or qualified purchasers;

         (b) Not eligible for the transaction exemption from registration for non-issuer transactions by a registered broker-dealer;

         (c) Not eligible for registration under the simplified small corporate offering registration (SCOR) form available in many states;

         (d) Not eligible for the "solicitations of interest" exception to securities registration requirements available in many states;

         (e) Not permitted to be registered or exempted from registration, and thus not permitted to be sold in the state under any circumstances.

         Virtually all 50 states have adopted one or more of these limitations, or other limitations or restrictions affecting the sale or resale of stock of blank check companies or securities sold in "blind pool" offerings or "cheap stock" issued to promoters or others. Specific limitations on such offerings have been adopted in:

                  Alaska           Nevada               Tennessee
                  Arkansas         New Mexico           Texas
                  California       Ohio                 Utah
                  Delaware         Oklahoma             Vermont
                  Florida          Oregon               Washington
                  Georgia          Pennsylvania
                  Idaho            Rhode Island
                  Indiana          South Carolina
                  Nebraska         South Dakota

         Any secondary trading market which may develop, may only be conducted in those jurisdictions where an applicable exemption is available or where the shares have been registered.

         We do not have any legal opinions as it relates to whether were a blind pool or blank-check company. The Securities and Exchange Commission have adopted a rule (Rule 419) which defines a blank-check company as (i) a development stage company, that is (ii) offering penny stock, as defined by Rule 3a51-1, and (iii) that has no specific business plan or purpose or has indicated that its business plan is engage in a merger or acquisition with an unidentified company or companies. Certain jurisdictions may have definitions that are more restrictive than Rule 419. We have been informed that the Securities and Exchange Commission has cautioned that "it will scrutinize registered offerings for attempts to create the appearance that the registrant... has a specific business plan, in an effort to avoid the applicable of Rule 419." Provisions of Rule 419 apply to every registration statement filed under the Securities Act of 1933, as amended, relating to an offering by a blank-check company. We have never filed a registration statement under the Securities Act of 1933, as amended.

         If we are later determined to be a so-called "blank check" company, our shareholders will be required to file a registration statement under the Securities Act of 1933, as amended, prior to the resale of the Common Stock, unless there exists a transactional or security exemption for such sale under the Securities Act of 1933, as amended. Current shareholders and any person who desires to purchase the Common Stock in any trading market that may develop in the future, should be aware that the we are under no obligation to register the shares on behalf of our shareholders under the Securities Act of 1933, as amended.

         The Company's officers, directors and majority shareholders have expressed their intention not to engage in any transactions with respect to the Company's Common Stock except in connection with or following a business combination resulting in us no longer being defined as a blank check issuer.

16. Our Common Stock may be subject to significant restriction on resale due to federal penny stock restrictions.

         The Securities and Exchange Commission has adopted rules that regulate broker or dealer practices in connection with transactions in penny stocks. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange system). The penny stock rules require a broker or dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker or dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker or dealer, and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. The penny stock rules also require that prior to a transaction in a penny stock not otherwise exempt from such rule, the broker or dealer must make a special written determination that a penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.

         These disclosure requirements may have the effect of reducing the level of trading activity in any secondary market for our stock that becomes subject to the penny stock rules, and accordingly, shareholders of our Common Stock may find it difficult to sell their securities, if at all.


ITEM 2.   DESCRIPTION OF PROPERTY.

         We have no properties and at this time we have no agreements to acquire any properties. We presently occupy office space at 6767 Tropicana Avenue, Suite 207, Las Vegas, Nevada 89103. This space is provided to the Company by our resident agent on a rent free basis, and it is anticipated that this arrangement will remain until such time as the Company successfully consummates a merger or acquisition. Management believes that this arrangement will meet the Company's needs for the foreseeable future.


ITEM 3.   LEGAL PROCEEDINGS.

         There is no litigation pending or threatened by or against the Company.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There have been no matters submitted to the Company's security holders.

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

     (a) Market Price.

         There is no established trading market in our Common Stock. We have requested a broker-dealer to fill an application with the NASD to have our securities quoted in the OTC Bulletin Board System.

         The Securities and Exchange Commission adopted Rule 15g-9, which established the definition of a "penny stock," for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stock in both public offering and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

         For the initial listing in the NASDAQ SmallCap market, a company must have net tangible assets of $4 million or market capitalization of $50 million or a net income (in the latest fiscal year or two of the last fiscal years) of $750,000, a public float of 1,000,000 shares with a market value of $5 million. The minimum bid price must be $4.00 and there must be 3 market makers. In addition, there must be 300 shareholders holding 100 shares or more, and the company must have an operating history of at least one year or a market capitalization of $50 million.

         For continued listing in the NASDAQ SmallCap market, a company must have net tangible assets of $2 million or market capitalization of $35 million or a net income (in the latest fiscal year or two of the last fiscal years) of $500,000, a public float of 500,000 shares with a market value of $1 million. The minimum bid price must be $1.00 and there must be 2 market makers. In addition, there must be 300 shareholders holding 100 shares or more.

         Management intends to strongly consider undertaking a transaction with any merger or acquisition candidate that will allow our securities to be traded without the aforesaid limitations. However, there can be no assurances that, upon a successful merger or acquisition, we will qualify our securities for listing on NASDAQ or some other national exchange, or be able to maintain the maintenance criteria necessary to insure continued listing. The failure of the Company to qualify our securities or to meet the relevant maintenance criteria after such qualification in the future may result in the discontinuance of the inclusion of the Company's securities on a national exchange. In such events, trading, if any, in our securities may then continue in the non-NASDAQ over-the-counter market. As a result, a shareholder may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's securities.

     (b) Holders.

         There are twenty five (25) holders of the Company's Common Stock. In 1992, we issued 2,200,000, (as adjusted for a stock dividend) of our Common Stock for cash. All of the issued and outstanding shares of the Company's Common Stock were issued in accordance with the exemption from registration afforded by
Section 4(2) of the Securities Act of 1933, as amended.

         Currently, all of our issued and outstanding shares of Common Stock held by non-affiliates are eligible for sale under Rule 144 promulgated under the Securities Act of 1933, as amended, subject to certain limitations included in said Rule. In general, under Rule 144, a person (or persons whose shares are aggregated), who has satisfied a one year holding period, under certain circumstances, may sell within any three-month period a number of shares which does not exceed the greater of one percent of the then outstanding Common Stock or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has satisfied a two-year holding period and who is not, and has not been for the preceding three months, an affiliate of the Company.

         In summary, Rule 144 applies to affiliates (that is, control persons) and nonaffiliates when they resell restricted securities (those purchased from the issuer or an affiliate of the issuer in nonpublic transactions). Nonaffiliates reselling restricted securities, as well as affiliates selling restricted or nonrestricted securities, are not considered to be engaged in a distribution and, therefore, are not deemed to be underwriters as defined in
Section 2(11), if six conditions are met:

     (1) Current public information must be available about the issuer unless sales are limited to those made by nonaffiliates after two years.

     (2) When restricted securities are sold, generally there must be a one-year holding period.

     (3) When either restricted or nonrestricted securities are sold by an affiliate after one year, there are limitations on the amount of securities that may be sold; when restricted securities are sold by non-affiliates between the first and second years, there are identical limitations; after two years, there are no volume limitations for resales by non-affiliates.

     (4) Except for sales of restricted securities made by nonaffiliates after two years, all sales must be made in brokers' transactions as defined in Section 4(4) of the Securities Act of 1933, as amended, or a transaction directly with a "market maker" as that term is defined in
          Section 3(a)(38) of the 1934 Act.

     (5) Except for sales of restricted securities made by nonaffiliates after two years, a notice of proposed sale must be filed for all sales in excess of 500 shares or with an aggregate sales price in excess of $10,000.

     (6) There must be a bona fide intention to sell within a reasonable time after the filing of the notice referred to in (5) above.

         We have been informed that the Securities and Exchange Commission believes that any selling shareholder who is a promoter, affiliate and/or underwriter of a so-called "blank check" issuer or those individuals acting in the capacity of management, affiliates, control persons and promoters may not have available to them the exemption under Rule 144 for any resale transaction, regardless of technical compliance with the rule because any resale transactions may be deemed to be designed to distribute or redistribute securities to the public without compliance with the Securities Act of 1933, as amended.

     (c) Dividends.

         We have not paid any stock dividends and cash dividends to date and have no plans to pay any stock or cash dividends in the immediate future.

     (d) Application of California law.

         Section 2115 of the California General Corporation law provides that a corporation incorporated under the laws of a jurisdiction other than California, but which has more than one-half of its "outstanding voting securities" and which has a majority of its property, payroll and sales in California, based on the factors used in determining its income allocable to California on its franchise tax returns, may be required to provide cumulative voting until such time as the Company has its shares listed on certain national securities exchanges, or designated as a national market security on NASDAQ (subject to certain limitations). Accordingly, holders of our Common Stock may be entitled to one vote for each share of Common Stock held and may have cumulative voting rights in the election of directors. This means that holders are entitled to one vote for each share of Common Stock held, multiplied by the number of directors to be elected, and the holder may cast all such votes for a single director, or may distribute them among any number of all of the directors to be elected.

         Our existing directors who are also shareholders, acting in harmony, will be able to elect all of the members of the board of directors even if
Section 2115 is applicable.

     (e) Purchases of Equity Securities.

         We (and affiliated purchasers) have made no purchases or repurchases of any securities of any issuer.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR  PLAN OF OPERATION.

         This discussion may contain certain forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those forward-looking statements. The factors that may cause actual results to differ materially is that the Company has no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public company and that there can be no assurance that the Company will be successful in identifying and evaluating suitable business opportunities or completing a business combination.

Plan of Operation.

         We will continue to seek a new business opportunity or business combination over the next twelve month period of time. We are currently not engaged in any preliminary negotiations to effectuate a business combination. The majority shareholders have had no preliminary negotiations that, if consummated, may result in a change in control. We have been informed that, if, pursuant to any arrangement or understanding with the person or persons acquiring securities in a transaction subject to the 1934 Act, any persons are to be elected or designated as directors of the Company, otherwise than at a meeting of security holders, and the persons so elected or designated will constitute a majority of the directors of the Company, then, not less than 10 days prior to the date any such persons take office as a director, or such shorter period prior to the date the Securities and Exchange Commission may authorize upon a showing of good cause therefore, the Company shall file with the Securities and Exchange Commission and transmit to all holders of record of securities of the Company who would be entitled to vote at a meeting for election of directors, information substantially equivalent to certain information which would be required by Schedule 14A of Regulation 14A to be transmitted if such person or persons were nominees for election as directors at a meeting of such security holders.

         We are dependent upon our officers to meet any de minimis costs that we may incur. Brian Pierson, an officer and director of the Company, has agreed to provide the necessary funds, without interest, for us to comply with the 1934 Act; provided that he is an officer and director of the Company when the obligation is incurred. As part of any transaction that may result in the change in our control, Brian Pierson may forgive the indebtedness owed to him by us.

         Since we have had no operating history nor any revenues or earnings from operations, with no significant assets or financial resources, we will in all likelihood continue to sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in us incurring a net operating loss which will increase continuously until we can consummate a business combination with a profitable business opportunity and consummate such a business combination.

Financial Condition.

         Our auditor's going concern opinion and the notation in the financial statements indicate that we do not have significant cash or other material assets and that we are relying on advances from stockholders, officers and directors to meet limited operating expenses. We do not have sufficient cash or other material assets or do we have sufficient operations or an established source of revenue to cover our operational costs that would allow us to continue as a going concern. We are insolvent in that we are unable to pay our debts in the ordinary course of business as they become due. Our financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts and classification of liabilities that might result should we be unable to continue as a going concern.

         We are unable to predict our future income; accordingly, we do not know when our operating expenses and operating losses will cease and when we will begin reducing our accumulated deficit and commence repayment of the officers' advances, if ever.

Liquidity.

         As of December 31, 2006, we had total liabilities of $5,026 and we had a negative net worth of $5,001. As of December 31, 2005, we had total liabilities of $1,000 and a negative net worth of $1,000. Our net worth and total liabilities each increased by 4,001.

         We have had no revenues from inception through December 31, 2006. We have a loss from inception through December 31, 2006 of $27,001. Our loss from inception through December 31, 2005 was $23,001 or an increase of $4,001 for the current year.

         We have officer's advances of $5,026 from inception to December 31, 2006. The officer's advances as of December 31, 2005 were $0 or an increase of $5,026 from the prior year.

Accounting for a Business Combination.

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards "SFAS" No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified an recognized apart from goodwill. SGAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles is more than its fair value. Goodwill is the excess of the acquisition costs of the acquired entity over the fair value of the identifiable net assets acquired. The Company is required to test goodwill and intangible assets that are determined to have an indefinite life for impairments at least annually. The provisions of SFAS No. 142 require the completion of an annual impairment test with any impairment recognized in current earnings. The provisions of SFAS No. 141 and SFAS No. 142 may be applicable to any business combination that we may enter into in the future.

         We have also been informed that most business combinations will be accounted for as a reverse acquisition with us being the surviving registrant. As a result of any business combination, if the acquired entity's shareholders will exercise control over us, the transaction will be deemed to be a capital transaction where we are treated as a non-business entity. Therefore, the accounting for the business combination is identical to that resulting from a reverse merger, except no goodwill or other intangible assets will be recorded. For accounting purposes, the acquired entity will be treated as the accounting acquirer and, accordingly, will be presented as the continuing entity.


ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                         SUNNYSIDE ACRES MOBILE ESTATES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                FINANCIAL REPORTS

                                DECEMBER 31, 2006
                                DECEMBER 31, 2005

                         SUNNYSIDE ACRES MOBILE ESTATES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                    CONTENTS







REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                      F-1
________________________________________________________________________________

FINANCIAL STATEMENTS

   Balance Sheets                                                            F-2

   Statements of Operations                                                  F-3

   Statements of Stockholders' Deficit                                       F-4

   Statements of Cash Flows                                                  F-5

   Notes to Financial Statements                                      F-6 - F-11
________________________________________________________________________________

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Sunnyside Acres Mobile Estates
Las Vegas, Nevada


We have audited the accompanying balance sheets of Sunnyside Acres Mobile Estates (A Development Stage Enterprise) as of December 31, 2006 and 2005 and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2006 and 2005 and the period November 2, 1992 (inception) through December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunnyside Acres Mobile Estates (A Development Stage Enterprise) as of December 31, 2006 and the results of its operations and cash flows for the years ended December 31, 2006 and 2005 and the period November 2, 1992 (inception) through December 31, 2006, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has limited operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Kyle L. Tingle, CPA, LLC


January 26, 2007
Las Vegas, Nevada



                         SUNNYSIDE ACRES MOBILE ESTATES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS


                                                               December 31,     December 31,
                                                                       2006             2005
                                                               ____________     ____________

                                     ASSETS

CURRENT ASSETS
     Prepaid Expense                                           $         25     $          0
                                                               ____________     ____________
            Total current assets                               $         25     $          0
                                                               ____________     ____________
                   Total assets                                $         25     $          0
                                                               ============     ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                          $          0     $      1,000
     Officers advances                                                5,026                0
                                                               ____________     ____________
            Total current liabilities                          $      5,026     $      1,000
                                                               ____________     ____________

STOCKHOLDERS' DEFICIT
     Common stock: $.001 par value;
        authorized 25,000,000 shares;
        issued and outstanding:
        2,200,000 shares at December 31, 2006 and 2005         $      2,200     $      2,200
     Additional paid in capital                                      19,800           19,800
     Accumulated deficit during development stage                   (27,001)         (23,000)
                                                               ____________     ____________
            Total stockholders' deficit                        $     (5,001)    $     (1,000)
                                                               ____________     ____________
                   Total liabilities and
                   stockholders' deficit                       $         25     $          0
                                                               ============     ============


                See Accompanying Notes to Financial Statements.



                         SUNNYSIDE ACRES MOBILE ESTATES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS


                                                                                     Nov. 2,, 1992
                                                                                    (inception) to
                                                   December 31,     December 31,      December 31,
                                                           2006             2005              2006
                                                   ____________     ____________    ______________

Revenues                                           $          0     $          0    $            0

Cost of revenue                                               0                0                 0
                                                   ____________     ____________    ______________

           Gross profit                            $          0     $          0    $            0

General, selling and administrative expenses              4,001              200            27,001
                                                   ____________     ____________    ______________
           Operating loss                          $     (4,001)    $       (200)   $      (27,001)

Nonoperating income (expense)                                 0                0                 0
                                                   ____________     ____________    ______________

   Net loss                                        $     (4,001)    $       (200)   $      (27,001)
                                                   ============     ============    ==============

   Net loss per share, basic
   and diluted                                     $      (0.00)    $      (0.00)   $        (0.01)
                                                   ============     ============    ==============
   Average number of shares
   of common stock outstanding                        2,200,000        2,200,000         2,200,000
                                                   ============     ============    ==============



                See Accompanying Notes to Financial Statements.



                         SUNNYSIDE ACRES MOBILE ESTATES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       STATEMENTS OF STOCKHOLDERS' DEFICIT



                                                                                              ACCUMULATED
                                                                                                DEFICIT
                                                     COMMON STOCK            ADDITIONAL         DURING
                                               _________________________       PAID-IN        DEVELOPMENT
                                                SHARES         AMOUNT          CAPITAL           STAGE          TOTAL
                                               _________     ___________    _____________     ___________     __________

November 2, 1992, issue
   common stock                                2,200,000     $     2,200    $      19,800     $         0     $   22,000
Net loss, December 31, 1992                                                                          (340)          (340)
                                               _________     ___________    _____________     ___________     __________
Balance, December 31, 1992                     2,200,000     $     2,200    $      19,800     $      (340)    $   21,660
Net loss, December 31, 1993                                                                           (85)           (85)
                                               _________     ___________    _____________     ___________     __________
Balance, December 31, 1993                     2,200,000     $     2,200    $      19,800     $      (425)    $   21,575
Net loss, December 31, 1994                                                                           (85)           (85)
                                               _________     ___________    _____________     ___________     __________
Balance, December 31, 1994                     2,200,000     $     2,200    $      19,800     $      (510)    $   21,490
Net loss, December 31, 1995                                                                           (85)           (85)
                                               _________     ___________    _____________     ___________     __________
Balance, December 31, 1995                     2,200,000     $     2,200    $      19,800     $      (595)        21,405
Net loss, December 31, 1996                                                                           (85)           (85)
                                               _________     ___________    _____________     ___________     __________
Balance, December 31, 1996                     2,200,000     $     2,200    $      19,800     $      (680)        21,320
Net loss, December 31, 1997                                                                           (85)           (85)
                                               _________     ___________    _____________     ___________     __________
Balance, December 31, 1997                     2,200,000     $     2,200    $      19,800     $      (765)        21,235
Net loss, December 31, 1998                                                                          (225)          (225)
                                               _________     ___________    _____________     ___________     __________
Balance, December 31, 1998                     2,200,000     $     2,200    $      19,800     $      (990)        21,010
Net loss, December 31, 1999                                                                           (85)           (85)
                                               _________     ___________    _____________     ___________     __________
Balance, December 31, 1999                     2,200,000     $     2,200    $      19,800     $    (1,075)        20,925
Net loss, December 31, 2000                                                                       (20,925)       (20,925)
                                               _________     ___________    _____________     ___________     __________
July 3, 2000, changed from no
   par value to $0.001
July 3, 2000, forward stock
    100:1

Balance, December 31, 2000                     2,200,000     $     2,200    $      19,800     $   (22,000)             0
Net loss, December 31, 2001                                                                           (85)           (85)
                                               _________     ___________    _____________     ___________     __________
Balance, December 31, 2001                     2,200,000     $     2,200    $      19,800     $   (22,085)           (85)
Net loss, December 31, 2002                                                                           (85)           (85)
                                               _________     ___________    _____________     ___________     __________
Balance, December 31, 2002                     2,200,000     $     2,200    $      19,800     $   (22,170)          (170)
Net loss, December 31, 2003                                                                           (85)           (85)
                                               _________     ___________    _____________     ___________     __________
Balance, December 31, 2003                     2,200,000     $     2,200    $      19,800     $   (22,225)          (225)
Net loss, December 31, 2004                                                                          (545)          (545)
                                               _________     ___________    _____________     ___________     __________
Balance, December 31, 2004                     2,200,000     $     2,200    $      19,800     $   (22,800)          (800)
Net loss, December 31, 2005                                                                          (200)          (200)
                                               _________     ___________    _____________     ___________     __________
Balance, December 31, 2005                     2,200,000     $     2,200    $      19,800     $   (23,000)    $   (1,000)
Net loss, December 31, 2006                                                                        (4,001)        (4,001)
                                               _________     ___________    _____________     ___________     __________
Balance, December 31, 2006                     2,200,000     $     2,200    $      19,800     $   (27,001)    $   (5,001)
                                               =========     ===========    =============     ===========     ==========



                See Accompanying Notes to Financial Statements.



                         SUNNYSIDE ACRES MOBILE ESTATES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS


                                                                                                          Nov. 2, 1992
                                                                                Years Ended             (inception) to
                                                                       December 31,      December 31,     December 31,
                                                                               2006              2005             2006
                                                                       ____________     _____________    _____________

Cash Flows From
Operating Activities
    Net loss                                                           $     (4,001)    $        (200)   $     (27,001)
    Adjustments to reconcile net loss
       to cash used in operating activities:
    Changes in assets and liabilities
    Increase in prepaid expense                                                 (25)                0              (25)
    Increase (decrease) in accounts payable                                  (1,000)              200                0
                                                                       ____________     _____________    _____________

         Net cash used in operating activities                         $     (5,026)     $          0    $     (27,026)
                                                                       ____________     _____________    _____________

Cash Flows From Investing Activities                                   $          0     $           0    $           0
                                                                       ____________     _____________    _____________

Cash Flows From Financing Activities
    Issuance of common stock                                           $          0     $           0    $      22,000
    Increase in officer advances                                              5,026                 0            5,026
                                                                       ____________     _____________    _____________

         Net cash provided by financing activities                     $      5,026     $           0    $      27,026
                                                                       ____________     _____________    _____________

         Net increase (decrease) in cash                               $          0     $           0    $           0

Cash, beginning of period                                              $          0     $           0    $           0
                                                                       ____________     _____________    _____________

Cash, end of period                                                    $          0     $           0    $           0
                                                                       ============     =============    =============

Supplemental Information and Non-monetary Transactions:

Interest paid                                                          $          0     $           0    $           0
                                                                       ============     =============    =============
Income taxes paid                                                      $          0     $           0    $           0
                                                                       ============     =============    =============



                See Accompanying Notes to Financial Statements.

                         SUNNYSIDE ACRES MOBILE ESTATES
                        (ADEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS:

Sunnyside Acres Mobile Estates ("Company") was organized November 2, 1992 under the laws of the State of Nevada. The Company currently has no operations and, in accordance with Statement of Financial Accounting Standard (SFAS) No. 7, "ACCOUNTING AND REPORTING BY DEVELOPMENT STAGE ENTERPRISES," is considered a Development Stage Enterprise.

A SUMMARY OF THE COMPANY'S SIGNIFICANT ACCOUNTING POLICIES IS AS FOLLOWS:

ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2006 and 2005.

INCOME TAXES

Income taxes are provided for using the liability method of accounting in accordance with SFAS No. 109 "ACCOUNTING FOR INCOME TAXES." A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have significant cash of other material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The officers and directors have committed to advancing certain operating costs of the Company.

                         SUNNYSIDE ACRES MOBILE ESTATES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS


In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R "SHARE BASED PAYMENT." This statement is a revision to SFAS 123 and supersedes Accounting Principles Board (APB) Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES," and amends FASB Statement No. 95, "STATEMENT OF CASH FLOWS." This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. This statement is effective for the first interim reporting period that begins after June 15, 2005.

         SFAS 123R permits public companies to choose between the following two adoption methods:

          1. A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date, or

          2. A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

As we do not currently have share based payments, we expect no impact to the financial statements due to the adoption of SFAS 123R.

In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments--an Amendment of FASB Statements No. 133 and 140" ("SFAS No. 155"). SFAS No. 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders' election. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We do not expect that the adoption of SFAS No. 155 will have a material impact on our financial condition or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets--an Amendment of FASB Statement No. 140" ("SFAS No. 156"). SFAS No. 156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement is effective for all transactions in fiscal years beginning after September 15, 2006. We do not expect that the adoption of SFAS No. 156 will have a material impact on our financial condition or results of operations. F-7

                         SUNNYSIDE ACRES MOBILE ESTATES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In June 2006, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)" ("EITF 06-3"). EITF 06-3 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The provisions of EITF 06-3 will be effective for us as of January 1, 2007. We do not expect that the adoption of EITF 06-3 will have a material impact on our consolidated financial statements.

In July 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the recognition threshold and measurement of a tax position taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. We are currently evaluating the requirements of FIN 48 and the impact this interpretation may have on our financial statements.

In September 2006, the SEC Staff issued SEC Staff Accounting Bulletin 107, "Implementation Guidance for FASB 123 (R)." The staff believes the guidance in the SAB will assist issuers in their initial implementation of Statement 123R and enhance the information received by investors and other users of financial statements, thereby assisting them in making investment and other decisions. This SAB includes interpretive guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financials instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of Statement 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of Statement 123R and disclosures of MD&A subsequent to adoption of Statement 123R.

In September 2006, the SEC Staff issued SEC Staff Accounting Bulletin 107, "Implementation Guidance for FASB 123 (R)." The staff believes the guidance in the SAB will assist issuers in their initial implementation of Statement 123R and enhance the information received by investors and other users of financial statements, thereby assisting them in making investment and other decisions. This SAB includes interpretive guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financials instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of Statement 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of Statement 123R and disclosures of MD&A subsequent to adoption of Statement 123R.

                         SUNNYSIDE ACRES MOBILE ESTATES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In September 2006, the SEC Staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements" ("SAB No. 108"). SAB No. 108 requires the use of two alternative approaches in quantitatively evaluating materiality of misstatements. If the misstatement as quantified under either approach is material to the current year financial statements, the misstatement must be corrected. If the effect of correcting the prior year misstatements, if any, in the current year income statement is material, the prior year financial statements should be corrected. In the year of adoption (fiscal years ending after November 15, 2006 or calendar year 2006 for us), the misstatements may be corrected as an accounting change by adjusting opening retained earnings rather than being included in the current year income statement. We do not expect that the adoption of SAB No. 108 will have a material impact on our financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS
157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 addresses the requests from investors for expanded disclosure about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Company in the first quarter of fiscal year 2009. We do not expect that the adoption of SFAS 157 will have a material impact on our financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS No. 158"). SFAS No. 158 requires companies to recognize in their statement of financial position an asset for a plan's overfunded status or a liability for a plan's underfunded status and to measure a plan's assets and its obligations that determine its funded status as of the end of the company's fiscal year. Additionally, SFAS No. 158 requires companies to recognize changes in the funded status of a defined benefit postretirement plan in the year that the changes occur and those changes will be reported in comprehensive income. The provision of SFAS No. 158 that will require us to recognize the funded status of our postretirement plans, and the disclosure requirements, will be effective for us as of December 31, 2006. We do not expect that the adoption of SFAS No. 158 will have a material impact on our consolidated financial statements.

FAS 123(R)-5 was issued on October 10, 2006. The FSP provides that instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, then no change in the recognition or the measurement (due to a change in classification) of those instruments will result if both of the following conditions are met:
(a). There is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner. The provisions in this FSP shall be applied in the first reporting period beginning after the date the FSP is posted to the FASB website. We will evaluate whether the adoption will have any impact on your financial statements.

                         SUNNYSIDE ACRES MOBILE ESTATES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 2.  STOCKHOLDERS' EQUITY

COMMON STOCK

The authorized common stock of the Company consists of 25,000,000 shares with par value of $0.001. On November 2, 1992 the Company authorized and issued 22,000 shares of its no par value common stock in consideration of $22,000 in cash.

On July 3, 2000, the State of Nevada approved the Company's restated Articles of Incorporation, which increased its capitalization from 2,500 common shares to 25,000,000 common shares. The no par value was changed to $0.001 per share.

On June 29, 2000, the Company's shareholders approved a forward split of its common stock at one thousand shares for one share of the existing shares. The number of common stock shares outstanding increased from 22,000 to 2,200,000. Prior period information has been restated to reflect the stock split.

The Company has not authorized any preferred stock.

NET LOSS PER COMMON SHARE

Net loss per share is calculated in accordance with SFAS No. 128, "EARNINGS PER SHARE." The weighted-average number of common shares outstanding during each period is used to compute basic loss per share. Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised.

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 2,200,000 during 2006, 2005, and since inception. As of December 31, 2006 and since inception, the Company had no dilutive potential common shares.

NOTE 3.  INCOME TAXES

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carryforwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carryforward period.

The components of the Company's deferred tax asset as of December 31, 2006 and December 31, 2005 are as follows:

                                                         2006              2005
                                                _____________     _____________

    Net operating loss carryforward             $       9,180     $       7,820
    Valuation allowance                                (9,180)           (7,820)
                                                _____________     _____________
    Net deferred tax asset                      $           0     $           0
                                                =============     =============

                         SUNNYSIDE ACRES MOBILE ESTATES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 3.  INCOME TAXES (CONTINUED)

     A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:


                                                         2006              2005    Since Inception
                                                _____________     _____________    _______________

    Tax at statutory rate (34%)                 $       1,360                68    $       9,180
    Increase in valuation allowance                    (1,360)              (68)          (9,180)
                                                _____________     _____________    _______________
   Net deferred tax asset                       $          0      $           0    $           0
                                                =============     =============    ===============



The net federal operating loss carry forward will expire between 2016 and 2026. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 4.  RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. An officer or resident agent of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 5.  WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

NOTE 6.  OFFICERS ADVANCES

The Company has incurred costs while seeking additional capital through a merger with an existing company. An officer of the Company has advanced funds on behalf of the Company to pay for these costs. These funds have been advanced interest free. As of December 31, 2006 and 2005, the Company owed officers $5,026 and $0 respectively.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         There have been no change no disagreements with the accountants or the accountant's findings.


ITEM 8A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure on Controls and Procedures.

         Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this annual report, our president and treasurer have determined that the our current disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting.

         There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) or any other factors during the fiscal year ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.


ITEM 8B.  OTHER INFORMATION.

         We have no information that we would have been required to disclose in a report on Form 8-K during a fourth quarter of the year covered by this Form 10-KSB.


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         Our directors and officers (and promoters, affiliates and control persons) are as follows:

      Name                   Age       Position
      __________________________________________________

      Brian Pierson         45           President/Director

      Stacey Pierson        40           Secretary/Treasurer
                                         and Director

      Tricia A Willis       37           Director

         The above listed officers and directors will serve until the next annual meeting of the shareholders or until their death, resignation, retirement, removal, or disqualification, or until the successors have been duly elected and qualified. Vacancies in the existing Board of Directors may be filled by majority vote of the remaining Directors. Officers of the Company serve at the will of the Board of Directors. There are no agreements or understandings for any officer or director to resign at the request of another person and no officer or director is acting on behalf of or will act at the direction of any other person.

Resumes

Brian Pierson
14926 Bridlespur
Poway, California 92064

1990-1996                  Ikon Inc. - Color Sales Manager; color sales manager
                           covering the southern California region.

1996-1997                  Select Office Solutions, Inc. - Color Sales Manager;
                           color sales manager covering the San Diego Area.

1997-present               Showhomes, Inc. - Franchises/co-owner; Licensed real
                           estate salesperson providing sales assistance to the "estate home" class seller/buyer. Decoration, presentation, marketing and sales are the focus of Showrooms, Inc.

Stacey Pierson
14926 Bridlespur
Poway, California 92064

1991-1997                   Self employed as an Interior Decorator assisting in
                            the design and implementation of personalized home decor.

1997-present                Showhomes, Inc. - Franchise/co-owner; Salesperson
                            providing sales assistance to the "estate home" class seller/buyer. Decoration, presentation, marketing and sales are the focus of Showhomes, Inc.

Tricia A. Willis
9087 S. Yosemite St. # 1062
Lone Tree, Colorado 80124

1992-1994                   Century 21 World Class, Inc. - Residential Real
                            Estate Sales Associates; Assist buyers and sellers in real estate transactions. Licensed real estate salesperson.

1994-1994                   West Bank One - Customer Service Representative; new
                            accounts, loan functions and tellering.

1994-1997                   United Parcel Service - Preferred Customer
                            Associate; liaison with preferred customers resolving shipping problems, billing issues and up-selling products.

1997-present                AT&T Local Services - Switch Provisioner;
                            Coordination of residential switch transactions in both DMS AND SESS switches.


Other Offerings

         None of the present or prior directors, officers, promoters, control persons and affiliates has been a director, officer, promoter, control person or affiliate in any other blank check offering, blind pool offering or shell company.

Conflicts of Interest

         Each of our officers and directors are associated with other firms involved in a range of business activities. Consequently, there are potential inherent conflicts of interest in their acting as our officers and directors. Insofar as the officers and directors is engaged in other business activities, management anticipates it will devote only a minor amount of time to the Company's affairs.

         Our officers and directors are now and may in the future become shareholders, officers or directors of other companies which may be engaged in business activities similar to those conducted by the Company. Accordingly, additional direct conflicts of interest may arise in the future with respect to such individuals acting on behalf of the Company or other entities. Moreover, additional conflicts of interest may arise with respect to opportunities which come to the attention of such individuals in the performance of their duties or otherwise. We do not currently have a right of first refusal pertaining to opportunities that come to management's attention insofar as such opportunities may relate to the Company's proposed business operations.

         The officers and directors are, so long as they are officers
Or directors of the Company, subject to the restriction that all opportunities contemplated by the Company's plan of operation which come to their attention, either in the performance of their duties or in any other manner, will be considered opportunities of, and be made available to the Company and the companies that they are affiliated with on an equal basis. A breach of this requirement will be a breach of the fiduciary duties of the officer or director.

         We have not adopted any other conflict of interest policy with respect to such transactions.

ITEM 10. EXECUTIVE COMPENSATION.

         None of the our officers and directors receive any compensation for their respective services rendered to the Company, nor have they received such compensation in the past. They all have agreed to act without compensation until authorized by the Board of Directors, which is not expected to occur until we have generated revenues from operations after consummation of a merger or acquisition. As of the date of this report, we have no funds available to pay directors. Further, none of the directors are accruing any compensation pursuant to any agreement with us.

         We have not adopted any retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of our directors, officers and/or employees.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     (a) Security Ownership of Certain Beneficial Owners.

         The following table sets forth the security and beneficial ownership for each class of our equity securities for any person who is known to be the beneficial owner of more than five (5%) percent of the Company.

                   Name and                    Amount and
                   Address of                  Nature of
                   Beneficial                  Beneficial     Percent
Title of Class       Owner                       Owner        of Class
______________________________________________________________________

Common             Brian Pierson               550,000        25%
                   14926 Birdlespur            Record
                   Poway, California 92064

                   Stacey Pierson              550,000        25%
                   14926 Birdlespur            Record
                   Poway, California 92064

                   Tricia A. Willis            350,000        16%
                   9087 S. Yosemite Street     Record
                   #1602
                   Lone Tree, Colorado 80124

Common             All Officers and          1,450,000        66%
                   Directors as a Group
                  (one [3] individuals)

         The total of the Company's outstanding Common Shares are held by 25 persons.

     (b)  Security Ownership of Management.

         The following table sets forth the ownership for each class of equity securities of the Company owned beneficially and of record by all of our directors and officers.

                   Name and                    Amount and
                   Address of                  Nature of
                   Beneficial                  Beneficial     Percent
Title of Class       Owner                       Owner        of Class
______________________________________________________________________

Common             Brian Pierson               550,000        25%
                   14926 Birdlespur            Record
                   Poway, California 92064

                   Stacey Pierson              550,000        25%
                   14926 Birdlespur            Record
                   Poway, California 92064

                   Tricia A. Willis            350,000        16%
                   9087 S. Yosemite Street     Record
                   #1602
                   Lone Tree, Colorado 80124

Common             All Officers and          1,450,000        66%
                   Directors as a Group
                  (one [3] individuals)


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         There have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

         Brian Pierson has agreed to provide the necessary funds, without interest, for us to comply with the 1934 Act provided that he is an officer and director of the Company when the obligation is incurred. All advances will be interest-free.


ITEM 13.  EXHIBITS.

     There are no reports on Form 8-K incorporated herein by reference.

     The following documents are filed as part of this report:

     23.1 Consent of Kyle L. Tingle, CPA

     31.1 Certification of Chief Executive Officer.

     31.2 Certification of Chief Financial Officer.

     32.1 Section 906 Certification.

     32.2 Section 906 Certification.



ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

         Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and the review or audit of the interim statements. The total fees billed for Kyle L. Tingle for the fiscal year ended December 31, 2006 was $2,500.

Audit Relate Fees

         There were no audit related services and no fees billed for audited related services for the fiscal year ended December 31, 2006.

All Other Fees

         There were no tax preparation fees billed for the fiscal year ended December 31, 2006.

                                   SIGNATURES

         Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  March 12, 2007        SUNNYSIDE ACRES MOBILE ESTATES



                             By: /s/ BRIAN PIERSON
                                 _____________________________________
                                     Brian Pierson
                                     President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  March 12, 2007        SUNNYSIDE ACRES MOBILE ESTATES


                             By: /s/ BRIAN PIERSON
                                 __________________________________________
                                     Brian Pierson
                                     President and Director


                             By: /s/ STACY PIERSON
                                 __________________________________________
                                     Stacy Pierson
                                     Secretary, Treasurer
                                     (Chief Financial Officer) and Director


                             By: /s/ TRICIA A. WILLIS
                                 __________________________________________
                                     Tricia A. Willis
                                     Director