Form 10QSB
period 2007-06-30
SUNNYSIDE ACRES MOBILE ESTATES
filed 2007-08-14
CIK 1119809

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

         At June 30, 2007, and as of the date hereof, there were outstanding 2,200,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes / /   No /X/

                         SUNNYSIDE ACRES MOBILE ESTATES
                        (A Development Stage Enterprise)




                                  JUNE 30, 2007
                                DECEMBER 31, 2006

                         SUNNYSIDE ACRES MOBILE ESTATES
                        (A Development Stage Enterprise)

                                    CONTENTS








REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM                                                              F-1
________________________________________________________________________________

FINANCIAL STATEMENTS

   Balance Sheets                                                            F-2

   Statements of Operations                                                  F-3

   Statements of Stockholders' Deficit                                       F-4

   Statements of Cash Flows                                                  F-5

   Notes to Financial Statements                                          F-6-11
________________________________________________________________________________

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Sunnyside Acres Mobile Estates
Las Vegas, Nevada


We have audited the accompanying balance sheets of Sunnyside Acres Mobile Estates (A Development Stage Enterprise) as of June 30, 2007 and December 31, 2006 and the related statements of operations, stockholders' deficit, and cash flows for the three and six months ended June 30, 2007 and the period November 2, 1992 (inception) through June 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunnyside Acres Mobile Estates (A Development Stage Enterprise) as of June 30, 2007 and December 31, 2006 and the results of its operations and cash flows for the three and six months ended June 30, 2007 and the period November 2, 1992 (inception) through June 30, 2007, in conformity with U.S. generally accepted accounting principles.

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




Kyle L. Tingle, CPA, LLC


July 23, 2007
Las Vegas, Nevada



                         SUNNYSIDE ACRES MOBILE ESTATES
                        (A Development Stage Enterprise)
                                 BALANCE SHEETS


                                                         June 30,       December 31,
                                                             2007               2006
                                                        _________       ____________
                                     ASSETS

CURRENT ASSETS
     Prepaid Expense                                     $     25         $     25
                                                         ________         ________

            Total current assets                         $     25         $     25
                                                         ________         ________

                   Total assets                          $     25         $     25
                                                         ========         ========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Officers advances                                   $  8,696         $  5,026
                                                         ________         ________

            Total current liabilities                    $  8,696         $  5,026
                                                         ________         ________

STOCKHOLDERS' DEFICIT
     Common stock: $.001 par value;
        authorized 25,000,000 shares;
        issued and outstanding:
        2,200,000 shares at
        June 30, 2007 and December 31, 2006              $  2,200         $  2,200
     Additional paid in capital                            19,800           19,800
     Accumulated deficit during development stage         (30,671)         (27,001)
                                                         ________         ________

            Total stockholders' deficit                  $ (8,671)        $ (5,001)
                                                         ________         ________
                   Total liabilities and
                   stockholders' deficit                 $     25         $     25
                                                         ========         ========


                 See Accompanying Notes to Financial Statements.




                         SUNNYSIDE ACRES MOBILE ESTATES
                        (A Development Stage Enterprise)
                            STATEMENTS OF OPERATIONS


                                                                                                     Nov. 2, 1992
                                          Three months ended               Six months ended        (inception) to
                                      June 30,          June 30,      June 30,          June 30,         June 30,
                                          2007              2006          2007              2006             2007
                                    __________      ____________    __________      ____________    _____________

Revenues                            $        0       $        0     $        0       $        0      $        0

Cost of revenue                              0                0              0                0               0
                                    __________       __________     __________       __________      __________

           Gross profit             $        0       $        0     $        0       $        0      $        0

General, selling and
  administrative expenses                1,239                0          3,670                0          30,671
                                    __________       __________     __________       __________      __________
           Operating loss           $   (1,239)      $        0    $    (3,670)      $        0      $  (30,671)

Nonoperating income (expense)                0                0              0                0               0
                                    __________       __________     __________       __________      __________

   Net loss                         $   (1,239)      $        0    $    (3,670)      $        0     $  (30,671)
                                    ==========       ==========     ==========       ==========      ==========

   Net loss per share, basic
   and diluted                      $    (0.00)      $    (0.00)    $    (0.00)      $    (0.00)     $    (0.01)
                                    ==========       ==========     ==========       ==========      ==========

   Average number of shares
   of common stock outstanding       2,200,000        2,200,000      2,200,000        2,200,000       2,200,000
                                    ==========       ==========     ==========       ==========      ==========


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
                                    _________       ________        ________         ________          ________

July 3, 2000, changed from no
    par value to $.001
July 3, 2000, forward stock
    100:1
Balance, December 31, 2000          2,200,000       $  2,200        $ 19,800         $(22,000)         $      0
Net loss, December 31, 2001                                                               (85)              (85)
                                    _________       ________        ________         ________          ________
Balance, December 31, 2001          2,200,000       $  2,200        $ 19,800         $(22,085)         $    (85)
Net loss, December 31, 2002                                                               (85)              (85)
                                    _________       ________        ________         ________          ________
Balance, December 31, 2002          2,200,000       $  2,200        $ 19,800         $(22,170)         $   (170)
Net loss, December 31, 2003                                                               (85)              (85)
                                    _________       ________        ________         ________          ________
Balance, December 31, 2003          2,200,000       $  2,200        $ 19,800         $(22,225)         $   (225)
Net loss, December 31, 2004                                                              (545)             (545)
                                    _________       ________        ________         ________          ________
Balance, December 31, 2004          2,200,000       $  2,200        $ 19,800         $(22,800)         $   (800)
Net loss, December 31, 2005                                                              (200)             (200)
                                    _________       ________        ________         ________          ________
Balance, December 31, 2005          2,200,000       $  2,200        $ 19,800         $(23,000)         $ (1,000)
Net loss, December 31, 2006                                                            (4,001)           (4,001)
                                    _________       ________        ________         ________          ________
Balance, December 31, 2006          2,200,000       $  2,200        $ 19,800         $(27,001)         $ (5,001)
Net loss, June 30, 2007                                                                (3,670)           (3,670)
                                    _________       ________        ________         ________          ________
Balance, June 30, 2007              2,200,000       $  2,200        $ 19,800         $(30,671)         $ (8,671)
                                    =========       ========        ========         ========          ========


                 See Accompanying Notes to Financial Statements.




                         SUNNYSIDE ACRES MOBILE ESTATES
                        (A Development Stage Enterprise)
                            STATEMENTS OF CASH FLOWS


                                                                                       Nov. 2, 1992
                                                          Six months ended           (inception) to
                                                     June 30,          June 30,            June 30,
                                                         2007              2006                2007
                                                   __________      ____________      ______________

Cash Flows From
Operating Activities
    Net loss                                       $   (3,670)      $        0         $  (30,671)
    Adjustments to reconcile net loss
         to cash used in operating activities:
    Changes in assets and liabilities
    Increase (decrease) in prepaid expense                  0                0                  0
                                                   __________       __________         __________
       Net cash used in operating activities       $   (3,670)      $        0         $  (30,696)
                                                   __________       __________         __________
Cash Flows From Investing Activities               $        0       $        0         $        0
                                                   __________       __________         __________
Cash Flows From Financing Activities
   Issuance of common stock                        $        0       $        0         $   22,000
   Increase in officer advances                         3,670                0              8,696
                                                   __________       __________         __________

       Net cash provided by financing activities   $    3,670       $        0         $   30,696
                                                   __________       __________         __________
       Net increase (decrease) in cash             $        0       $        0         $        0

Cash, beginning of period                          $        0        $       0         $        0
                                                   __________       __________         __________
Cash, end of period                                $        0       $        0         $        0
                                                   ==========       ==========         ==========
Supplemental Information and Non-monetary
Transactions:

   Interest paid                                   $        0       $        0         $        0
                                                   ==========       ==========         ==========
   Income taxes paid                               $        0       $        0         $        0
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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2007 and December 31, 2006.

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

GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have significant cash of other material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The officers and directors have committed to advancing certain operating costs of the Company.

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS
157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 addresses the requests from investors for expanded disclosure about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157

                         SUNNYSIDE ACRES MOBILE ESTATES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Company in the first quarter of fiscal year 2009. We do not expect that the adoption of SFAS 157 will have a material impact on our financial condition or results of operations.

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

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" (hereinafter "SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect that adopting this statement would have on the Company's financial condition or results of operations.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 2,200,000 during 2007, 2006, and since inception. As of June 30, 2007 and since inception, the Company had no dilutive potential common shares.

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

The components of the Company's deferred tax asset as of June 30, 2007 and December 31, 2006 are as follows:

                                                      2007              2006
                                             ______________    ______________
         Net operating loss carryforward     $      10,735     $       9,450
         Valuation allowance                       (10,735)           (9,450)
                                             ______________    ______________

         Net deferred tax asset              $           0     $           0
                                             ==============    ==============

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

The components of the Company's deferred tax asset as of June 30, 2007 and December 31, 2006 are as follows:

                                                      2007              2006
                                             ______________    ______________
         Net operating loss carryforward     $      10,735     $       9,450
         Valuation allowance                       (10,735)           (9,450)
                                             ______________    ______________

         Net deferred tax asset              $           0     $           0
                                             ==============    ==============

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:


                                             June 30, 2007     Dec. 31, 2006    Since Inception
                                             ______________    ______________   _______________
         Tax at statutory rate (35%)         $       1,285     $       4,001    $      10,735
         Increase in valuation allowance            (1,285)           (4,001)         (10,735)
                                             ______________    ______________   ______________

         Net deferred tax asset              $           0     $           0    $           0
                                             ==============    ==============   ==============

The net federal operating loss carry forward will expire between 2016 and 2027. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.


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

NOTE 6.  OFFICERS ADVANCES

The Company incurred costs to reinstate the corporation with the State of Nevada and other costs for operations. An officer of the Company has advanced funds on behalf of the Company to pay for these costs. These funds have been advanced interest free.

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

Liquidity.

     As of June 30, 2007, we had total assets of $25 and total liabilities of $8,696 and we had a negative net worth of $8,671. As of December 31, 2006, we had total assets of $25 and total liabilities of $5,026 and a negative net worth of $5,001.

     We have had no revenues from inception through December 31, 2006 and we had no revenues for the period ended June 30, 2007. We have a loss from inception through December 31, 2006 of $27,001 and a loss from inception through June 30, 2007 of $30,671.

     We have officer's advances of $8,696 from inception to June 30, 2007. The officer's advances as of December 31, 2006 were $5,026.

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

         23.1 Consent of Independent Auditor.

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



Dated:  August 14, 2007             SUNNYSIDE ACRES MOBILE ESTATES



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