Form 10QSB
period 2007-09-30
SUNNYSIDE ACRES MOBILE ESTATES
filed 2007-10-16
CIK 1119809

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

        At September 30, 2007, there were outstanding 2,200,000 shares of the Registrant's Common Stock, $.001 par value. As of the date hereof, there were outstanding 19,800,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes / /   No /X/

                         SUNNYSIDE ACRES MOBILE ESTATES
                        (A Development Stage Enterprise)




                               SEPTEMBER 30, 2007
                                DECEMBER 31, 2006

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

   Statements of Operations                                                  F-2

   Statements of Stockholders' Deficit                                       F-3

   Statements of Cash Flows                                                  F-4

   Notes to Financial Statements                                          F-5-10
________________________________________________________________________________



                         SUNNYSIDE ACRES MOBILE ESTATES
                        (A Development Stage Enterprise)
                                 BALANCE SHEETS


                                                    September 30,       December 31,
                                                             2007               2006
                                                    _____________       ____________
                                     ASSETS

CURRENT ASSETS
     Prepaid Expense                                     $      0         $     25
                                                         ________         ________

            Total current assets                         $      0         $     25
                                                         ________         ________

                   Total assets                          $      0         $     25
                                                         ========         ========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                    $      0         $      0
     Officers advances                                     11,240            5,026
                                                         ________         ________

            Total current liabilities                    $ 11,240         $  5,026
                                                         ________         ________

STOCKHOLDERS' DEFICIT
     Common stock: $.001 par value;
        authorized 25,000,000 shares;
        issued and outstanding:
        2,200,000 shares at
        December 31, 2006 and 19,800,000
        shares at September 30, 2007                     $  2,200         $  2,200
     Additional paid in capital                            19,800           19,800
     Accumulated deficit during development stage         (33,240)         (27,001)
                                                         ________         ________

            Total stockholders' deficit                  $(11,240)        $ (5,001)
                                                         ________         ________
                   Total liabilities and
                   stockholders' deficit                 $      0         $     25
                                                         ========         ========


                 See Accompanying Notes to Financial Statements.




                         SUNNYSIDE ACRES MOBILE ESTATES
                        (A Development Stage Enterprise)
                            STATEMENTS OF OPERATIONS


                                                                         Nov. 2, 1992
                                 Nine Months Ended        Year Ended   (inception) to
                                     September 30,      December 31,    September 30,
                                              2007              2006             2007
                                        __________      ____________    _____________

Revenues                                $        0       $        0      $        0

Cost of revenue                                  0                0               0
                                        __________       __________      __________

           Gross profit                 $        0       $        0      $        0

General, selling and
  administrative expenses                    6,239            4,001          33,240
                                        __________       __________      __________
           Operating loss              $    (6,239)      $   (4,001)     $  (33,240)

Nonoperating income (expense)                    0                0               0
                                        __________       __________      __________

   Net loss                            $    (6,239)      $   (4,001)     $  (33,240)
                                        ==========       ==========      ==========

   Net loss per share, basic
   and diluted                          $    (0.00)      $    (0.00)     $    (0.01)
                                        ==========       ==========      ==========

   Average number of shares
   of common stock outstanding          19,800,000       19,800,000      19,800,000
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
                                    _________       ________        ________         ________          ________

July 3, 2000, changed from no
    par value to $.001
July 3, 2000, forward stock
    100:1
Balance, December 31, 2000          2,200,000       $  2,200        $ 19,800         $(22,000)         $      0
Net loss, December 31, 2001                                                               (85)              (85)
                                    _________       ________        ________         ________          ________
Balance, December 31, 2001          2,200,000       $  2,200        $ 19,800         $(22,085)         $    (85)
Net loss, December 31, 2002                                                               (85)              (85)
                                    _________       ________        ________         ________          ________
Balance, December 31, 2002          2,200,000       $  2,200        $ 19,800         $(22,170)         $   (170)
Net loss, December 31, 2003                                                               (85)              (85)
                                    _________       ________        ________         ________          ________
Balance, December 31, 2003          2,200,000       $  2,200        $ 19,800         $(22,225)         $   (225)
Net loss, December 31, 2004                                                              (545)             (545)
                                    _________       ________        ________         ________          ________
Balance, December 31, 2004          2,200,000       $  2,200        $ 19,800         $(22,800)         $   (800)
Net loss, December 31, 2005                                                              (200)             (200)
                                    _________       ________        ________         ________          ________
Balance, December 31, 2005          2,200,000       $  2,200        $ 19,800         $(23,000)         $ (1,000)
Net loss, December 31, 2006                                                            (4,001)           (4,001)
                                    _________       ________        ________         ________          ________
Balance, December 31, 2006          2,200,000       $  2,200        $ 19,800         $(27,001)         $ (5,001)
September 27, 2007, dividend
   8 for 1                         17,600,000
Net loss, September 30, 2007                                                           (6,239)           (6,239)
                                    _________       ________        ________         ________          ________
Balance, September 30, 2007        19,800,000       $  2,200        $ 19,800         $(33,240)         $(11,240)
                                    =========       ========        ========         ========          ========


                 See Accompanying Notes to Financial Statements.




                         SUNNYSIDE ACRES MOBILE ESTATES
                        (A Development Stage Enterprise)
                            STATEMENTS OF CASH FLOWS


                                                                                       Nov. 2, 1992
                                            Nine Months Ended        Year Ended      (inception) to
                                                September 30,      December 31,       September 30,
                                                         2007              2006                2007
                                             ________________      ____________      ______________

Cash Flows From
Operating Activities
    Net loss                                       $   (6,239)      $   (4,001)        $  (33,240)
    Adjustments to reconcile net loss
         to cash used in operating activities:
    Changes in assets and liabilities
    Increase (decrease) in prepaid expense                 25              (25)                 0
    Increase (decrease) in accounts payable                 0           (1,000)                 0
                                                   __________       __________         __________
       Net cash used in operating activities       $   (6,214)      $   (5,026)        $  (33,240)
                                                   __________       __________         __________
Cash Flows From Investing Activities               $        0       $        0         $        0
                                                   __________       __________         __________
Cash Flows From Financing Activities
   Issuance of common stock                        $        0       $        0         $   22,000
   Increase in officer advances                         6,214            5,026             11,240
                                                   __________       __________         __________

       Net cash provided by financing activities   $    6,214       $    5,026         $   33,240
                                                   __________       __________         __________
       Net increase (decrease) in cash             $        0       $        0         $        0

Cash, beginning of period                          $        0        $       0         $        0
                                                   __________       __________         __________
Cash, end of period                                $        0       $        0         $        0
                                                   ==========       ==========         ==========
Supplemental Information and Non-monetary
Transactions:

   Interest paid                                   $        0       $        0         $        0
                                                   ==========       ==========         ==========
   Taxes paid                                      $        0       $        0         $        0
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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of September 30, 2007 and December 31, 2006.

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

On September 27, 2007, the Company's shareholders approved a stock dividend of its common stock. The dividend will be eight shares for each share of the outstanding shares at October 10, 2007. No fractional shares will be issued. The number of common stock shares outstanding increased from 2,200,000 to 19,800.000. Prior period information has been restated to reflect the stock split.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 19,800,000 during 2007, 2006, and since inception. As of September 30, 2007 and since inception, the Company had no dilutive potential common shares.

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

                         SUNNYSIDE ACRES MOBILE ESTATES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS


The components of the Company's deferred tax asset as of December 31, 2006 and December 31, 2005 are as follows:

                                                      2006              2005
                                             ______________    ______________
         Net operating loss carryforward     $       9,180     $       7,820
         Valuation allowance                        (9,180)           (7,820)
                                             ______________    ______________

         Net deferred tax asset              $           0     $           0
                                             ==============    ==============

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:


                                                      2006              2005    Since Inception
                                             ______________    ______________   _______________
         Tax at statutory rate (34%)         $       1,360     $          68    $      9,180
         Increase in valuation allowance            (1,360)              (68)         (9,180)
                                             ______________    ______________   ______________

         Net deferred tax asset              $           0     $           0    $           0
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

NOTE 6.  OFFICERS ADVANCES

The Company has incurred costs while seeking additional capital through a merger with an existing company. An officer of the Company has advanced funds on behalf of the Company to pay for these costs. These funds have been advanced interest free. As of September 30, 2007 and December 31, 2006, the company owed officers $11,240 and $5,026 respectively.

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

Liquidity.

     As of September 30, 2007, we had no assets and total liabilities of $11,240 and we had a negative net worth of $11,240. As of December 31, 2006, we had total assets of $25 and total liabilities of $5,026 and a negative net worth of $5,001.

     We have had no revenues from inception through December 31, 2006 and we had no revenues for the period ended September 30, 2007. We have a loss from inception through December 31, 2006 of $27,001 and a loss from inception through September 30, 2007 of $33,240.

     We have officer's advances of $11,240 from inception to September 30, 2007. The officer's advances as of December 31, 2006 were $5,026.

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

Item 1 - Legal Proceedings .....................................None

Item 2 - Changes in the Rights of the Company's
         Security Holders ......................................None

Item 3 - Defaults by the Company on its
         Senior Securities .....................................None

Item 4 - Submission of Matter to Vote of Security
         Holders ...............................................None

Item 5 - Other Information

Stock Dividend.

     On September 27, 2007, our board of directors declared an 8 for 1 stock dividend to our stockholders of record as of October 10, 2007. The 2,200,000 shares of stock currently outstanding became 19,800,000 shares. No fractional shares were issued. The transfer agent delivered the dividend shares to our stockholders entitled thereto on or about October 11, 2007.

Board Meeting.

     Our board held two meetings during the period covered by this current report.

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

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

     There was one report on Form 8-K filed during the quarter for which this report is filed on September 28, 2007. The following exhibits are filed with this report:

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



Dated:  October 16, 2007            SUNNYSIDE ACRES MOBILE ESTATES



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