Form 10-K
period 2007-12-31
SUNNYSIDE ACRES MOBILE ESTATES
filed 2008-04-11
CIK 1119809

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

(Mark One)

               |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2007

             |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to________________

                        Commission file number 000-52224

                         Sunnyside Acres Mobile Estates
                         (Name of issuer in its charter)

              Nevada                                     88-0409166
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

                      P.O. Box 031-088, Shennan Zhong Road,
                        Shenzhen City, P.R. China 518031

                    (Address of principal executive offices)
                                   (Zip Code)

                                  -------------

Issuer's telephone number: 011-86-21-61050200

          Securities registered under Section 12(b) of the Exchange Act

     Title of each class               Name of each exchange on which registered
     -------------------               -----------------------------------------
           None                                            None

         Securities registered under Section 12(g) of the Exchange Act:
                          Common stock $0.001 par value
                                (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |_| No |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer |_|                     Accelerated filer |_|
Non-accelerated filer |_|           Do not check if a smaller reporting company)
                                           Smaller reporting company |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |X| No |_|

As of June 29, 2007, the number of outstanding shares of the registrant's common stock held by non-affiliates (excluding shares held by directors, officers and others holding more than 5% of the outstanding shares of the class) was 750,000 shares. However, since trading in the common stock on the OTC Bulletin Board has been limited and sporadic, it is impracticable to ascertain the aggregate market value of those shares as of that date.

As of March 28, 2008, we had outstanding 8,000,000 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE: None

                                Table of Contents

                                                                                                                                Page

Item 1.     Business                                                                                                              1
Item 1A.    Risk Factors                                                                                                          3
Item 2.     Properties                                                                                                            7
Item 3.     Legal Proceedings                                                                                                     7
Item 4.     Submission of Matters to a Vote of Security Holders                                                                   7
PART II
Item 5.     Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities          7
Item 6.     Selected Financial and Other Data                                                                                     8
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations                                 8
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk                                                           10
Item 8.     Financial Statements and Supplementary Data                                                                          10
Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure                                 11
Item 9A.    Controls and Procedures                                                                                              11
Item 9B.    Other Information                                                                                                    11
PART III
Item 10.    Directors, Executive Officers and Corporate Governance                                                               12
Item 11.    Executive Compensation                                                                                               13
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters                       14
Item 13.    Certain Relationships and Related Transactions, and Director Independence                                            16
Item 14.    Exhibits, Financial Statement Schedules
PART IV
Item 15.    Principal Accountant Fees and Services                                                                               17
Signatures
Exhibits

                           Forward-Looking Statements

This Annual Report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors," that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

As used in this Annual Report, references to "our company," "Company," "we" or "us" refers to Sunnyside Acres Mobile Estates, unless otherwise specifically stated or the context requires otherwise. All share and per share information in this Annual Report gives effect to a 8-for-1 forward stock split of our common stock on September 27, 2007.

Item 1 Business

Our Corporate History

We were incorporated under Nevada law on November 2, 1992. At formation, we had intended to develop a park that would have mobile home trailers of high quality construction, and to form a subsidiary that would serve as the general partner of a limited partnership which was to be a developer and builder of one or more mobile home parks in Southern California.

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

We are a development stage company that has not generated any revenue.

Our mailing address is P.O. Box 031-088, Shennan Zhong Road, Shenzhen City, P.R. China 518031 Our telephone number is 011-86-21-61050200.

Our Proposed Business Activities

We intend to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our shareholders. Our objectives discussed below are extremely general and are not intended to restrict our discretion. This discussion of the proposed business is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities.

We have no particular acquisition in mind and have not entered into any negotiations regarding such an acquisition. Neither our officers nor any affiliate has engaged in any negotiations with any representative of any company regarding the possibility of an acquisition or merger between our company and such other company. We have not yet entered into any agreement, nor do we have any commitment or understanding to enter into or become engaged in a transaction.

We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. Further, we may acquire a venture which is in its preliminary or development stage, one which is already in operation, or in a more mature stage of its corporate existence. Accordingly, business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex.

We believe that there are numerous firms seeking the perceived benefits of a publicly registered corporation. These benefits are commonly thought to include the following: (i) the ability to use registered securities to acquire assets or businesses; (ii) increased visibility in the marketplace; (iii) ease of borrowing from financial institutions; (iv) improved stock trading efficiency;
(v) shareholder liquidity; (vi) greater ease in subsequently raising capital;
(vii) compensation of key employees through stock options; (viii) enhanced corporate image; and (ix) a presence in the United States capital market. We have not conducted market research and are not aware of statistical data to support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

Target companies interested in a business combination with our company may include the following: (i) a company for whom a primary purpose of becoming public is the use of its securities for the acquisition of other assets or businesses; (ii) a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it; (iii) a company which desires to become public with less dilution of its common stock than would occur upon an underwriting; (iv) a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public; (v) a foreign company which may wish an initial entry into the United States securities market; or (vi) a company seeking one or more of the other mentioned perceived benefits of becoming a public company.

We anticipate seeking out a target business through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more World Wide Web sites and similar methods. No estimate can be made as to the number of persons who will be contacted or solicited. Such persons will have no relationship to our management.

The analysis of new business opportunities will be undertaken by or under the supervision of our executive officers and directors, none of whom is a business analyst. Therefore, it is anticipated that outside consultants or advisors may be utilized to assist us in the search for and analysis of qualified target companies.

A decision to participate in a specific business opportunity will be made based upon our analysis of the quality of the prospective business opportunity's management and personnel, assets, the anticipated acceptability of products or marketing concepts, the merit of a proposed business plan, and numerous other factors which are difficult, if not impossible, to analyze using any objective criteria. We have unrestricted flexibility in seeking, analyzing and participating in potential business opportunities.

In our efforts to analyze potential acquisition targets, we will consider the following kinds of factors: (a) potential for growth, indicated by new technology, anticipated market expansion or new products; (b) competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole; (c) strength and diversity of management, either in place or scheduled for recruitment; (d) capital requirements and anticipated availability of required funds, to be provided by our company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources; (e) the cost of participation by our company as compared to the perceived tangible and intangible values and potentials; (f) the extent to which the business opportunity can be advanced; (g) the accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and (h) other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to our limited capital available for investigation, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another entity. We also may acquire stock or assets of an existing business. On the consummation of a transaction it is probable that the present management and shareholders of the company will no longer be in control of the company. In addition, our officers and directors, as part of the terms of the acquisition transaction, likely will be required to resign and be replaced by one or more new officers and directors without a vote of our shareholders.

It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of a transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the our securities may have a depressive effect on that market.

While the actual terms of a transaction to which we may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition as a "tax-free" reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended.

With respect to any merger or acquisition, negotiations with target company management are expected to focus on the percentage of our company which the target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, our shareholders will in all likelihood hold a substantially lesser percentage ownership interest in our company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event we acquire a target company with substantial assets. Any merger or acquisition effected by us can be expected to have a significant dilutive effect on the percentage of shares held by our shareholders at such time.

We will participate in a business opportunity only after the negotiation and execution of appropriate agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with our attorneys and accountants, and will include miscellaneous other terms.

We are presently subject to all of the reporting requirements included in the Exchange Act. Included in these requirements is our duty to file audited financial statements of any target business we may acquire as part of our Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition. If such audited financial statements are not available at closing, or within time parameters necessary to insure our compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the target company, the closing documents may provide that the proposed transaction will be voidable at the discretion of our present management.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Registrant of the related costs incurred.

Our company, based on our proposed business activities, is a "blank check" company. The U.S. Securities and Exchange Commission (the "SEC") defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Under SEC Rule 12b-2 under the Securities Act of 1933, as amended (the "Securities Act"), we also qualify as a "shell company," because we have no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. We intend to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

Competition

We will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than us. In view of our limited financial resources and limited management availability, we may be at a competitive disadvantage compared to our competitors.

Employees

We presently have no employees apart from our management. Each of our officers is engaged in outside business activities and anticipates that he will devote to our business very limited time until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

We intend to hire additional management and other support personnel when we have reached a point in our proposed growth that would allow for such employment. In the interim, we will rely upon consultants to assist us in identifying and investigating acquisition opportunities.

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors before deciding to invest in our company. If any of the following risks actually occur, our business, financial condition, results of operations and prospects for growth would likely suffer. As a result, you may lose all or part of your investment in our company.

We are a development stage company and may never be able to effectuate our business plan.

As a development stage company we may not be able to successfully effectuate our business plan. There can be no assurance that we will ever achieve any revenues or profitability. The revenue and income potential of our proposed business and operations is unproven as the lack of operating history makes it difficult to evaluate the future prospects of our business.

We require financing to acquire businesses and implement our business plan. We cannot assure you that we will be successful in obtaining financing or acquiring businesses, or in operating those acquired businesses in a profitable manner.

We expect losses in the future because we have no revenue.

As we have no current revenue, we are expecting losses over the next 12 months because we do not yet have any revenues to offset the expenses associated with the marketing of our services. We cannot guarantee that we will ever be successful in generating revenues in the future. We recognize that if we are unable to generate revenues, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

If our business plans are not successful, we may not be able to continue operations as a going concern and our stockholders may lose their entire investment in us.

Since inception, we have had insignificant revenues and incurred a cumulative net loss of $32,283 through December 31, 2007. In addition, we had no working capital at December 31, 2007. These factors raise substantial doubt about our ability to continue as a going concern. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination. If we cannot continue as a going concern, our stockholders may lose their entire investment in us.

We do not have any agreement for a business combination or other transaction.

We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. We cannot assure you that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that future funds allocated to the purchase of our shares will not be invested in a company with active business operations.

Future success is highly dependent on the ability of management to locate and attract a suitable acquisition.

The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified target company. While business combinations with entities having established operating histories are preferred, there can be no assurance that we will be successful in locating candidates meeting such criteria. The decision to enter into a business combination will likely be made without detailed feasibility studies, independent analysis, market surveys or similar information which, if we had more funds available to it, would be desirable. In the event we complete a business combination the success of our operations will be dependent upon management of the target company and numerous other factors beyond our control. We cannot assure you that we will identify a target company and consummate a business combination.

There is competition for those private companies suitable for a merger transaction of the type contemplated by management.

We are in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

We have not conducted market research to identify business opportunities, which may affect our ability to identify a business to merge with or acquire.

We have neither conducted nor have others made available to us results of market research concerning prospective business opportunities. Therefore, we have no assurances that market demand exists for a merger or acquisition as contemplated by us. Our management has not identified any specific business combination or other transactions for formal evaluation by us, such that it may be expected that any such target business or transaction will present such a level of risk that conventional private or public offerings of securities or conventional bank financing will not be available. There is no assurance that we will be able to acquire a business opportunity on terms favorable to us. Decisions as to which business opportunity to participate in will be unilaterally made by our management, which may act without the consent, vote or approval of our stockholders.

Management intends to devote only a limited amount of time to seeking a target company which may adversely impact our ability to identify a suitable acquisition candidate.

While seeking a business combination, management anticipates devoting very limited time to our affairs in total. None of our officers has entered into a written employment agreement with us and is not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

We are dependent on the services of our executive officers to obtain capital required to implement our business plan and for identifying, investigating, negotiating and integrating potential acquisition opportunities. The loss of services of senior management could have a substantial adverse effect on us. The expansion of our business will be largely contingent on our ability to attract and retain highly qualified corporate and operations level management team. We cannot assure you that we will find suitable management personnel or will have financial resources to attract or retain such people if found.

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into a merger or acquisition with the most attractive private companies.

Target companies that fail to comply with SEC reporting requirements may delay or preclude acquisition. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including audited financial statements for the company acquired. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

We may be subject to further government regulation which would adversely affect our operations.

Although we will be subject to the reporting requirements under the Exchange Act, management believes we will not be subject to regulation under the Investment Company Act of 1940, as amended (the "Investment Company Act"), since we will not be engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status under the Investment Company Act and, consequently, violation of the Investment Company Act could subject us to material adverse consequences.

Any potential acquisition or merger with a foreign company may subject us to additional risks.

If we enter into a business combination with a foreign concern, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

We may need to raise additional capital to expand our operations and execute our business plan. If our operations do not produce the necessary cash flow, or if we cannot obtain needed funds, we may be forced to reduce or cease our activities with consequent loss to investors.

We have a need for cash in order to pay obligations currently due in a timely manner, and to finance our business operations. Although we believe that we have sufficient resources and recurring revenues to conduct our operations for the next 12 months, our continued operations in general will depend upon the sustainability of cash flow from our operations, or our ability to raise additional funds if required through equity or debt financing. There is no assurance that we will be able to obtain additional funding when it is needed, or that such funding, if available, will be obtainable on terms acceptable to us. If our operations do not produce the necessary cash flow, or if we cannot obtain needed funds, we may be forced to reduce or cease our activities with consequent loss to investors. In addition, should we incur significant presently unforeseen expenses or delays, we may not be able to accomplish our goals.

If we fail to develop and maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud, as a result, current and potential shareholders could lose confidence in our financial reports, which could harm our business and the trading price of our common stock.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting. Our independent registered public accounting firm will annually attest to our evaluation, as well as issue its own opinion on our internal controls over financial reporting, beginning with our Annual Report for fiscal years ended after December 31, 2008. We have prepared for compliance with
Section 404 by strengthening, assessing and testing our system of internal controls to provide the basis for our report. The process of strengthening our internal controls and complying with Section 404 has been expensive and time consuming, and has required significant management attention. We cannot be certain that the measures we have undertaken will ensure that we will maintain adequate controls over our financial processes and reporting in the future. Furthermore, if we are able to rapidly grow our business, the internal controls that we will need will become more complex, and significantly more resources will be required to ensure our internal controls remain effective. Failure to implement required controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our auditors discover a material weakness in our internal controls, the disclosure of that fact, even if the weakness is quickly remedied, could diminish investors' confidence in our financial statements and harm our stock price. In addition, non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension of trading, ineligibility for listing on the OTC Bulletin Board, one of the Nasdaq Stock Markets or national securities exchanges, and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price.

Our principal stockholder, officer and director owns a controlling interest in our voting stock and investors will not have any voice in our management, which could result in decisions adverse to our general shareholders.

Our principal stockholder, officer and director beneficially owns in the aggregate approximately 15.6% of our outstanding common stock. As a result, she will have the ability to control substantially all matters submitted to our stockholders for approval including: (a) election of our board of directors; (b) removal of any of our directors; (c) amendments of our Articles of Incorporation or bylaws; (d) adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us, or (e) other significant corporate transactions.

Our failure to adopt certain corporate governance procedures may prevent us from obtaining a listing on Nasdaq or a national securities exchange.

Our president and chief executive officer and sole director is not "independent" as that term is defined in the Rule 10A-3 under the Exchange Act. As a result, we do not have an Audit or Compensation Committee. The functions of those committees are conducted by our Board of Directors. Consequently, there is a potential conflict of interest in Board decisions that may adversely affect our ability to become a listed security on NASDAQ or a national securities exchange and as a result adversely affect the liquidity of our common stock.

Trading in our shares of common stock is limited, and will not improve unless we increase our sales, become profitable and secure more active market makers.

There is a limited trading market for our common stock. There can be no assurance that a regular trading market for our securities will continue to develop or that it will be sustained. The trading price of our securities could be subject to wide fluctuations, in response to quarterly variations in our operating results, announcements by us or others, developments affecting us, and other events or factors. In addition, the stock market has experienced extreme price and volume fluctuations in recent years. These fluctuations have had a substantial effect on the market prices for many companies, often unrelated to the operating performance of such companies, and may adversely affect the market prices of the securities. Such risks could have an adverse affect on the stock's future liquidity.

We may, in the future, issue additional common shares, which would reduce investors' percent of ownership and may dilute our share value.

Our Articles of Incorporation authorizes the issuance of 25 million shares of common stock. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

Our common stock is subject to the "Penny Stock" Rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (a) that a broker or dealer approve a person's account for transactions in penny stocks; and (b) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must: (a) obtain financial information and investment experience objectives of the person; and (b) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form: (a) sets forth the basis on which the broker or dealer made the suitability determination; and (b) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our Common shares and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because we do not intend to pay any cash dividends on our common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them. We cannot assure you that you will be able to sell shares when you desire to do so.

ITEM 2. Description of Property

We do not own or lease any real property. We maintain a post office address at P.O. Box 031-088, Shennan Zhong Road, Shenzhen City, P.R. China 518031.

ITEM 3. Legal Proceedings

There are no pending legal proceedings to which we are a party or in which any of our directors, officers or affiliates, any owner of record or beneficially of more than 5% of any class of our voting securities, or security holder is a party adverse to us or has a material interest adverse to us. Our property is not the subject of any pending legal proceedings.

ITEM 4. Submission of Matters to a Vote of Security Holders

We did not submit any matter to a vote of security holders during the fiscal quarter ended December 31, 2007.

                                     PART II

ITEM 5. Market for Common Equity and Related Stockholder Matters

Market Information

Our common stock has been quoted on the OTC Bulletin Board under the symbol "SNYD.OB" since April 19, 2007. However, given the limited number of record holders and the fact that we are a "shell company" (as defined in Rule 12b-2 under the Exchange Act), trading has been limited and quotations sporadic.

Record Holders

On March 18, 2008, we had approximately 21 holders of record of our common stock.

Dividends

We have not declared or paid any cash dividends on our common stock nor do we anticipate paying any in the foreseeable future. Furthermore, we expect to retain any future earnings to finance its operations and expansion. The payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

Sales of Unregistered Securities

We did not issue or sell any unregistered securities during the year ended December 31, 2007.

Purchases of Our Equity Securities

Neither we nor any of our affiliates purchased any equity securities from our stockholders during our fiscal quarter ended December 31, 2007.

Item 6. Selected Financial Data

This item does not apply to small reporting companies.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K. The matters discussed herein contain forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, which involve risks and uncertainties. All statements other than statements of historical information provided herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, those discussed under the heading "Factors that May Affect Future Results" and elsewhere in this report and the risks discussed in our other filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof.

Plan of Operations

We were incorporated under Nevada law on November 2, 1992. At formation, we had intended to develop a park that would have mobile home trailers of high quality construction, and to form a subsidiary that would serve as the general partner of a limited partnership which was to be a developer and builder of one or more mobile home parks in Southern California.

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

We will attempt to acquire other assets or business operations that will maximize shareholder value. No specific assets or businesses have been definitively identified and there is no certainty that any such assets or business will be identified or any transactions will be consummated.

We expect that we will need to raise funds in order to effectuate our business plan. We will seek to establish or acquire businesses or assets with funds raised either via the issuance of shares or debt. There can be no assurance that additional capital will be available to us. We may seek to raise the required capital by other means. We may have to issue debt or equity or enter into a strategic arrangement with a third party. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no such arrangements or plans currently in effect, our inability to raise funds will have a severe negative impact on our ability to remain a viable company. In pursuing the foregoing goals, we may seek to expand or change the composition of the Board or make changes to our current capital structure, including issuing additional shares or debt and adopting a stock option plan.

We have had no revenues from inception through December 31, 2007. We have a loss from inception through December 31, 2006 of $ 27,001 and a loss from inception through December 30, 2007 of $59,283. We do not expect to generate any revenues over the next twelve months. Our principal business objective for the next 12 months will be to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our shareholders.

During the next 12 months we anticipate incurring costs related to filing of Exchange Act reports, and costs relating to consummating an acquisition. We believe we will be able to meet these costs through use of funds in our treasury and additional amounts, as necessary, to be loaned by or invested in us by our stockholder, management or other investors. We have no specific plans, understandings or agreements with respect to the raising of such funds, and we may seek to raise the required capital by the issuance of equity or debt securities or by other means. Since we have no such arrangements or plans currently in effect, our inability to raise funds for the consummation of an acquisition may have a severe negative impact on our ability to become a viable company.

Financial Condition

      Our auditor's going concern opinion for prior years ended and the notation in the financial statements indicate that we do not have significant cash or other material assets and that we are relying on advances from stockholders, officers and directors to meet limited operating expenses. We do not have sufficient cash or other material assets nor do we have sufficient operations or an established source of revenue to cover our operational costs that would allow us to continue as a going concern.

      Since we have had no operating history nor any revenues or earnings from operations, with no significant assets or financial resources, we will in all likelihood sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss which will increase continuously until we can consummate a business combination with a profitable business opportunity and consummate such a business combination.

      We are dependent upon our principal stockholder and officer to meet any de minimis costs that we may incur.

Liquidity and Capital Resources

As of December 31, 2007, we had no assets or liabilities and we have no net worth. As of December 31, 2006, we had total assets of $25 and total liabilities of $5,026 and a negative net worth of $5,001.

We have officer's advances of $37,283 from inception to December 30, 2007, that were forgiven by the officers and recorded as additional paid-in capital. The officer's advances as of December 31, 2006 were $5,026.

The capital requirements relating to implementation of our business plan will be significant.

Management plans to rely on the proceeds from new debt or equity financing and the sale of shares held by it to finance its ongoing operations. During 2008, we intend to continue to seek additional capital in order to meet our cash flow and working capital. There is no assurance that we will be successful in achieving any such financing or raise sufficient capital to fund our operations and further development. We cannot assure you that financing will be available to us on commercially reasonable terms, if at all. If we are not successful in sourcing significant additional capital in the near future, we will be required to significantly curtail or cease ongoing operations and consider alternatives that would have a material adverse affect on our business, results of operations and financial condition.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

We prepare our financial statements in accordance with accounting principles generally accepted in the United States, and make estimates and assumptions that affect our reported amounts of assets, liabilities, revenue and expenses. We base our estimates on historical experience and other assumptions that we believe are reasonable in the circumstances. Actual results may differ from these estimates.

The following critical accounting policies affect our more significant estimates and assumptions used in preparing our consolidated financial statements.

Our financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. If we were not to continue as a going concern, we would likely not be able to realize on our assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of our financial statements. There can be no assurances that we will be successful in generating additional cash from equity or other sources to be used for operations. Our financial statements do not include any adjustments to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern

Going Concern

The nature of our financial status makes us lack the characteristics of a going concern. This is because the company, due to its financial condition, may have to seek loans or the sale of its securities to raise cash to meet its cash needs. We have no revenue and no cash. The level of current operations does not sustain our expenses and we have no commitments for obtaining additional capital. These factors, among others, raise substantial doubt about its ability to continue as a going concern.

Recent Accounting Pronouncements

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

In December 2007, the FASB issued SFAS 141(R), "Business Combinations-- a replacement of FASB Statement No. 141." This Statement replaces SFAS 141, "Business Combinations," and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141(R)). In addition, SFAS 141(R)'s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer. SFAS 141(R) amends SFAS No. 109, "Accounting for Income Taxes," to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also amends SFAS 142, "Goodwill and Other Intangible Assets," to, among other things, provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently assessing the potential impact that the adoption of SFAS 141(R) could have on our financial statements.

In December 2007, the FASB issued SFAS 160, "Noncontrolling Interests in Consolidated Financial Statements." SFAS 160 amends Accounting Research Bulletin 51, "Consolidated Financial Statements," to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently assessing the potential impact that the adoption of SFAS 141(R) could have on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to small reporting comapnies.

Item 8. Financial Statements

The Financial Statements in this Annual Report are presented commencing on page F-1 following Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Our management is responsible for establishing and maintaining an adequate internal control structure and procedures over our financial reporting. Our management evaluated, with the participation of the Chief Executive Officer and our Chief Financial Officer, the effectiveness of our internal control over financial reporting as of December 31, 2007. This evaluation was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, Internal Control-Integrated Framework.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

      (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of the assets;

      (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and Board of Directors; and

      (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, which assumed control of our company in November 2007 following the acquisition of a controlling interest by Max Time Enterprise Limited, performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007. Based upon such assessment, and considering that we are a "shell company" without business operations, management concluded that our operational procedures were adequate in the areas cash and bank account management processes. Management will continue to assess the adequacy of our financial reporting systems in contemplation of a transaction with a target business. We anticipate that following a business combination with a target business, we will have to substantially upgrade our systems to ensure the reliability of our financial statements.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during our fourth fiscal quarter for the year ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

*The foregoing report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report."

Item 9B. Other Information.

Not applicable.

                                    PART III

Item 10. Directors, Executive Officers, and Corporate Governance

    Name               Age       Position
    ----               ---       -----------------------------------------------
Hui Ping Cheng         32        Chairman, President, Chief Executive and
                                 Financial Officer, and a Director

Hui Ping Cheng has served as our President, Chief Executive and Financial Officer and as a director of our company since November 1, 2007. She previously served as a senior accountant and accounting department director at Shenzhen Yi Zhi Pharmaceutical Company Limited from September 1998 until April 2007, where she managed and oversaw the company's accounting department. Since April 2007, she has served as director and president of Max Time Enterprise Limited, which positions she continues to hold. She also is a director and President of Domain Registration, Corp., a "shell company" since November 7, 2007.

All directors hold office until the next annual meeting of stockholders or until their successors have been elected and qualified, or their earlier death, resignation or removal. All officers are appointed annually by the board of directors and, subject to any existing employment agreement, serve at the discretion of the board. Currently, directors receive no compensation.

We do not have audit, nominating or compensation committees. We have only one director who also is our President, and therefore is not "independent" within the meaning of Rule 10A-3 under the Exchange Act. We intend to initiate a search of suitable candidates to expand the size of, and include "independent" individuals on, our Board and adopt an ethics policy. At this time, given our limited activities and since our common stock is quoted on the OTC Bulletin Board, the Board has no plans or need to establish an audit committee with a financial expert or a compensation committee to determine guidelines for determining the compensation of its executive officers or directors, who currently serve without compensation. For similar reasons, we have not adopted a written policy for considering recommendations from shareholders for candidates to serve as directors or with respect to communications from shareholders. We are seeking independent board members. We have not been successful in retaining independent board members to form an audit committee.

Hui Ping Cheng, our sole director, does not satisfy the criteria of an "Audit Committee Financial Expert."

Conflicts of Interest

Hui Ping Cheng, our sole director and officer, is associated with other firms involved in a range of business activities. Consequently, there are potential inherent conflicts of interest in her acting as an officer and director of our company. Insofar as Hui Ping Cheng is engaged in other business activities, we anticipate that she will devote only a minor amount of time to our affairs.

Our officers and directors are now and may in the future become shareholders, officers or directors of other companies which may be engaged in business activities similar to those conducted by us. Accordingly, additional direct conflicts of interest may arise in the future with respect to such individuals acting on our behalf or other entities. Moreover, additional conflicts of interest may arise with respect to opportunities which come to the attention of such individuals in the performance of their duties or otherwise. We do not currently have a right of first refusal pertaining to opportunities that come to management's attention insofar as such opportunities may relate to our proposed business operations.

Our officers and directors are, so long as they are officers or directors of our company, subject to the restriction that all opportunities contemplated by our plan of operations which come to their attention, either in the performance of their duties or in any other manner, will be considered opportunities of, and be made available us and the companies that they are affiliated with on an equal basis. A breach of this requirement will be a breach of the fiduciary duties of the officer or director.

We have not adopted any other conflict of interest policy with respect to such transactions.

Compensation of Directors

During the fiscal year ended December 31, 2007, we did not pay or accrue for any individual serving as a member of our Board of Directors, and none of our directors earned, any fees for serving as a member of our Board of Directors. The following table sets forth certain information regarding the compensation paid to our directors during the fiscal year ended December 31, 2007.

   ---------------------------------------------------------------------------------------------------------------------------------
                                                           DIRECTOR COMPENSATION
   ---------------------------------------------------------------------------------------------------------------------------------
   Name                    Fees          Stock       Option         Non-Equity            Non-Qualified    All                 Total
   (a)                     Earned        Awards      Awards ($)     Incentive             Deferred         Other               ($)
                           or Paid       ($)         (d)            Plan Compensation     Compensation     Compensation ($)    (j)
                           in Cash       (c)                        ($)                   Earnings         (g)
                           ($)                                      (e)                   ($)
                           (b)                                                            (f)
   ---------------------------------------------------------------------------------------------------------------------------------
   Hui Peng Cheng (1)      None          None        None           None                  None             None                None
   ---------------------------------------------------------------------------------------------------------------------------------
   Brian Pierson (2)       None          None        None           None                  None             None                None
   ---------------------------------------------------------------------------------------------------------------------------------
   Stacey Pierson (3)      None          None        None           None                  None             None                None
   ---------------------------------------------------------------------------------------------------------------------------------
   Tricia Willis (3)       None          None        None           None                  None             None                None
   ---------------------------------------------------------------------------------------------------------------------------------

----------
(1)   Ms. Cheng was appointed a director November 1, 2007.
(2)   Mr. Pierson resigned from the Board of Directors effective November 26,
      2007.
(3) Ms. Pierson and Ms. Willis resigned from the Board of Directors effective November 1, 2007.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. For purposes of this Item, the term code of ethics means written standards that are reasonably designed to deter wrongdoing and to promote:

- honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

- full, fair, accurate, timely, and understandable disclosure in reports and documents that the issuer files with, or submits to, the SEC and in other public communications made by the issuer;

- compliance with applicable governmental laws, rules and regulations;

- the prompt internal reporting of violations of the code to the board of directors or another appropriate person or persons; and

- accountability for adherence to the code.

We hereby undertake to provide to any person without charge, upon request, a copy of our code of ethics. Requests may be made in writing to our board of directors at our executive offices.

Compliance with Section 16(a) of the Exchange Act

Section 16 of the Securities Exchange Act requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities to file various reports with the Securities and Exchange Commission concerning their holdings of, and transactions in, our securities. Copies of these filings must be furnished to us.

Based on a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that during 2007 all of our officers, directors and greater than 10% stockholders complied with all applicable Section 16(a) filing requirements.

Item 11. Executive Compensation

Hui Ping Cheng has been our President, Chief Executive and Financial Officer and a Director since November 1, 2007. Prior to that date, Brian Pierson had served as our chief executive officer.

Since inception, we have not paid or accrued any compensation for our chief executive officer or any other executive officer and we have not entered into an employment or consulting agreement with any of our directors or executive officers. We have not granted any equity-based compensation, awards or stock options to our chief executive officer or any other executive officer. We do not have any retirement, pension, profit sharing or stock option plans or insurance or medical reimbursement plans covering our officers and directors. No value has been assigned to any of the services performed by our officers (employees) and no compensation will be awarded to, earned by, or paid to these officers.

We have not granted any equity-based compensation, awards or stock options to our chief executive officer or any other executive officer.

                              Summary Compensation

The following table sets forth information concerning the compensation paid or earned for the periods indicated for services rendered to our company in all capacities by Hui Ping Cheng, our CEO, President, Chief Financial Officer since November 1, 2007, and prior to that date by her predecessor, Brian Pierson.

   ---------------------------------------------------------------------------------------------------------------------------------
                                                          SUMMARY COMPENSATION TABLE
   ---------------------------------------------------------------------------------------------------------------------------------
   Name and               Year      Salary     Bonus    Stock      Option      Non-Equity       Nonqualified     All Other     Total
   principal              (b)       (c)         ($)   Awards ($)   Awards    Incentive Plan       Deferred     Compensation     (j)
   position                                     (d)      (e)         ($)      Compensation      Compensation        ($)
   (a)                                                               (f)          ($)             Earnings          (i)
                                                                                  (g)               ($)
                                                                                                    (h)
   ---------------------------------------------------------------------------------------------------------------------------------
   Hui Ping Cheng         2007(1)   None       None     None       None          None              None            None        None
   President, CEO, CFO
   and Director
   ---------------------------------------------------------------------------------------------------------------------------------
   Brian Pierson          2007(2)   None       None     None       None          None              None            None        None
   CEO, President and     2006      None       None     None       None          None              None            None        None
   Director
   ---------------------------------------------------------------------------------------------------------------------------------

----------
(1)   Ms. Cheng was appointed our CEO, President and CFO on November 1, 2007.
(2)   Mr. Pierson resigned as our CEO and President on November 1, 2007.

Outstanding Equity Awards

Neither Ms. Cheng nor Mr. Pierson received any equity awards during 2007 or held any outstanding options to purchase shares of our common stock as of December 31, 2007.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Change in Control

On November 1, 2007, Max Time Enterprise Limited, or MTE, purchased from Security Ownership, Brian Pierson, Stacey Pierson and Tricia Willis an aggregate of 1,250,000 shares of our outstanding common stock, for a total purchase price of $400,000. The purchased shares constituted, in the aggregate, approximately 15.63% of the issued and outstanding shares of our common stock, resulting in a change in the controlling interest of our company. Prior to the this transaction, Brian Pierson, Stacey Pierson and Tricia Willis held an aggregate of 1,250,000 shares of the Company's common stock, representing collectively approximately 15.63% of the Company's issued and outstanding shares of common stock. The source of the funds with which MTE purchased such shares was working capital.

On November 1, 2007, Ms. Cheng was appointed as a director, President, Chief Executive and Financial Officer of our company.

Securities Ownership

The following table sets forth, as of March 28, 2008, the number of shares of our common stock beneficially owned by (i) each person or entity known to us to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our company, and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date of this report have been exercised. Except as noted below, each person has sole voting and investment power. As of March 28, 2008, we had outstanding 8,000,000 shares of common stock. Except as otherwise stated in the table below, the address of each person listed is c/o Sunnyside Acres Mobile Estates., Shennan Zhong Road, PO Box 031-088, Shenzhen, China 518000.

                               Amount and Nature of
    Name and Address            Beneficial Ownership              Percent
    ----------------            --------------------              -------
    Hui Ping Cheng (1)               1,250,000                    15.63%

    Executive Officers and
    Directors as a Group
    (one person)
                                     1,250,000                    15.63%

----------
(1) Hui Ping Cheng is the indirect owner of 1,250,000 shares of the Company's common stock by reason of her control of Max Time Enterprise Limited, a company in which she serves as President and owns a majority of its issued and outstanding shares of common stock.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information about the common stock available for issuance under compensatory plans and arrangements as of December 31, 2007.

                                                                                 (c)
                                                                        Number of securities
                               (a)                                       remaining available
                            Number of                  (b)               for future issuance
                            securities to be     Weighted-average           under equity
                            issued upon          exercise price of          compensation
                            exercise of         outstanding options       plans (excluding
                            outstanding            under equity        securities reflected in
Plan Category               options             compensation plans           column (a))
----------------------      ----------------    -------------------    -----------------------
Equity compensation
  plan approved by
  security holders          None                       --                       None

Equity compensation
 plans not approved by
 security holders           None                       --                       None

      Total                 None                       --                       None

Item 13. Certain Relationships and Related Transactions; Director Independence

Transactions with Related Persons

On November 1, 2007, Max Time Enterprise Limited, or MTE, and Brian Pierson, Stacey Pierson and Tricia Willis (collectively, the "Sellers") consummated MTE's purchase of an aggregate of 1,250,000 shares of our common stock, constituting 15.63% of our then issued and outstanding common stock, for a total purchase price of $400,000, in accordance with the terms and conditions of that certain Stock Purchase Agreement, dated as of November 1, 2007, by and among MTE and the Sellers. Hui Ping Cheng is an indirect owner of the 1,250,000 shares of our common stock held by MTE by reason of her control of MTE, of which entity she is the sole owner, director and officer. On November 1, 2007, Ms. Cheng was appointed as a director and the President of our company.

Immediately prior to the closing of the transaction, Stacey Pierson and Tricia Willis resigned from all of their positions as directors and officers of our company effective immediately. At the closing of transaction, Brian Pierson resigned as an officer of our company effective immediately and as a director of our company effective at the expiration of the statutory ten (10) day waiting period following the filing by us with the SEC of an Information Statement pursuant to Rule 14f-1 promulgated under the Exchange Act, relating to the change in control of the Board occasioned by the resignations of Brian Pierson, Stacey Pierson and Tricia Willis from the Board of Directors (the "Rule 14f-1 Information Statement"). Prior to submitting their resignations, Brian Pierson, Stacey Pierson and Tricia Willis elected Hui Ping Cheng, president of MTE, to the Board of Directors in accordance with our By-Laws, effective upon the closing of the transaction and subject to the expiration of the statutory ten
(10) day waiting period following the filing by us with the SEC of the Rule 14f-1 Information Statement.

Director Independence

Hui Ping Cheng, our President, Chief Executive and Financial Officer, is our sole director, and therefore is not "independent", as that term is defined by Rule 10A-3 under the Exchange Act.

                                     PART 1V

Item 14. Exhibits, Financial Statement Schedules

(a) For a list of the financial statements filed with this Report see Item 8. See (c) below for a list of financial statement schedules included in this Report. See (b) below for a list of exhibits required to be filed with this Report.

(b) Exhibits.

Exhibit No.   Description
-----------   -----------

3.1   Articles of incorporation, as amended, incorporated herein by reference to
      Exhibit 3.1 to the Registrant's Registration Statement on Form 10-SB filed on September 15, 2006 (the "Form 10-SB")

3.2 By-Laws of the Registrant, incorporated herein by reference to Exhibit 3.2 to the Form 10-SB.

31.1 Certification by Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934

32.1 Certification by Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 USC
      1350)

(c) Financial statement schedules: None

Item 15. Principal Accountant Fees and Services

The following is a summary of the fees billed to us by Kyle L Tingle, CPA, LLC for professional services rendered for the fiscal years ended December 31, 2007 and 2006, respectively:

                                         Fiscal year ended December 31,
                                       2007                        2006
                                     -------                     -------
Audit Fees                           $ 4,100                     $ 1,800
Audit Related Fees                   $     0                     $     0
Tax Fees                             $   175                     $   150
All Other Fees                       $     0                     $     0

      Audit Fees. Consists of fees billed for professional services rendered for the audit of our consolidated financial statements and review of interim consolidated financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings or engagements.

      Audit Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under "Audit Fees".

      Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include preparation of federal and state income tax returns.

      All Other Fees. Consists of fees for product and services other than the services reported above.

Policy on audit committee pre-approval of audit and permissible non-audit services of independent auditors

Audit Committee's Pre-Approval Policies

Our Board of Directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit related services, tax services, and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

Our Board of Directors has reviewed and discussed with Kyle L Tingle , CPA, LLC our audited financial statements contained in our Annual Report on Form 10-K for the 2007 fiscal year. The Board of Directors also has discussed with Kyle L Tingle , CPA, LLC the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of our financial statements.

Our Board of Directors has received and reviewed the written disclosures and the letter from Kyle L Tingle , CPA, LLC required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and has discussed with Kyle L Tingle its independence from our company.

The Audit Committee has considered whether the provision of services other than audit services is compatible with maintaining auditor independence. Based on the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the our Annual Report on Form 10-K for our 2007 fiscal year for filing with the SEC.

                         SUNNYSIDE ACRES MOBILE ESTATES
                        (A Development Stage Enterprise)

                                DECEMBER 31, 2007
                                DECEMBER 31, 2006

                         SUNNYSIDE ACRES MOBILE ESTATES
                        (A Development Stage Enterprise)

                                    CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                      F-2
--------------------------------------------------------------------------------

FINANCIAL STATEMENTS

    Balance Sheets                                                           F-3

    Statements of Operations                                                 F-4

    Statements of Stockholders' Deficit                                      F-5

    Statements of Cash Flows                                                 F-6

    Notes to Financial Statements                                     F-7 - F-11
--------------------------------------------------------------------------------

                                     [LOGO]
                            Kyle L. Tingle, CPA, LLC

                          PERSONAL FINANCIAL PLANNING,
                        BUSINESS SERVICES & TAX PLANNING

             Report of Independent Registered Public Accounting Firm

To the Board of Directors
Sunnyside Acres Mobile Estates
Las Vegas, Nevada

We have audited the accompanying balance sheets of Sunnyside Acres Mobile Estates (A Development Stage Enterprise) as of December 31, 2007 and 2006 the related statements of operations, stockholder's deficit, and cash flows for the years then ended and the period November 2, 1992 (inception) through December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunnyside Acres Mobile Estates (A Development Stage Enterprise) as of December 31, 2007 and 2006 and the results of its operations and cash flows for the years then ended and the period November 2, 1992 (inception) through December 31, 2007, in conformity with U.S. generally accepted accounting principles.

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


/s/ Kyle L. Tingle, CPA, LLC

March 25, 2008
Las Vegas, Nevada

         3145 E. Warm Springs Road o Suite 450 o Las Vegas, Nevada 89120
                   PHONE: (702) 405-2200 o FAX: (702) 436-4218
                        E-MAIL: ktingle@kyletinglecpa.com

                         SUNNYSIDE ACRES MOBILE ESTATES
                        (A Development Stage Enterprise)
                                 BALANCE SHEETS

                                                                   December 31,    December 31,
                                                                       2007            2006
                                                                   ------------    ------------
                                      ASSETS

CURRENT ASSETS
       Prepaid Expense                                               $      0        $     25
                                                                     --------        --------

                 Total current assets                                $      0        $     25
                                                                     --------        --------

                          Total assets                               $      0        $     25
                                                                     --------        --------

                       LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
       Accounts payable                                              $      0        $      0
       Officers advances                                                    0           5,026
                                                                     --------        --------

                 Total current liabilities                           $      0        $  5,026
                                                                     --------        --------

STOCKHOLDERS' DEFICIT
       Common stock: $.001 par value;
           authorized 25,000,000 shares; issued
           and outstanding:  8,000,000 and 19,800,000 shares at
           December 31, 2007 and 2006, respectively                     8,000          19,800
       Additional paid-in capital                                      51,283           2,200
       Accumulated deficit during development stage                   (59,283)        (27,001)
                                                                     --------        --------

                 Total stockholders' deficit                         $      0        $ (5,001)
                                                                     --------        --------

                          Total liabilities and
                          stockholders' deficit                      $      0        $     25
                                                                     ========        ========

                 See Accompanying Notes to Financial Statements.

                         SUNNYSIDE ACRES MOBILE ESTATES
                        (A Development Stage Enterprise)
                            STATEMENTS OF OPERATIONS

                                                                   Nov. 2, 1992
                                          Years Ended            (inception) to
                                 December 31,     December 31,     December 31,
                                         2007             2006             2007
                                 ------------     ------------   --------------

Revenues                         $          0     $          0     $          0

Cost of revenue                             0                0                0
                                 ------------     ------------     ------------

        Gross profit             $          0     $          0     $          0
General, selling and
   administrative expenses             32,282            4,001           59,283
                                 ------------     ------------     ------------
        Operating loss           $    (32,282)    $     (4,001)    $    (59,283)

Nonoperating income (expense)               0                0                0
                                 ------------     ------------     ------------

   Net loss                      $    (32,282)    $     (4,001)    $    (59,283)
                                 ============     ============     ============

   Net loss per share, basic
   and diluted                   $      (0.00)    $      (0.00)
                                 ============     ============

   Average number of shares
   of common stock outstanding     17,827,945       19,800,000
                                 ============     ============

                 See Accompanying Notes to Financial Statements.

                         SUNNYSIDE ACRES MOBILE ESTATES
                        (A Development Stage Enterprise)
                       STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                                                               Accumulated
                                                                                                 Deficit
                                                     Common Stock             Additional         During
                                             ---------------------------        Paid-In        Development
                                                Shares          Amount          Capital           Stage            Total
                                                ------          ------          -------           -----            -----

November 2, 1992, issue
    common stock                                19,800,000    $    19,800     $    2,200       $         0      $   22,000
                                               -----------    -----------     ----------       -----------      ----------
Net loss, December 31, 1992                                                                           (340)           (340)
Balance, December 31, 1992                      19,800,000    $    19,800     $    2,200       $      (340)     $   21,660
                                               -----------    -----------     ----------       -----------      ----------
Net loss, December 31, 1993                                                                            (85)            (85)
Balance, December 31, 1993                      19,800,000    $    19,800     $    2,200       $      (425)     $   21,575
                                               -----------    -----------     ----------       -----------      ----------
Net loss, December 31, 1994                                                                            (85)            (85)
Balance, December 31, 1994                      19,800,000    $    19,800     $    2,200       $      (510)     $   21,490
                                               -----------    -----------     ----------       -----------      ----------
Net loss, December 31, 1995                                                                            (85)            (85)
Balance, December 31, 1995                      19,800,000    $    19,800     $    2,200       $      (595)     $   21,405
                                               -----------    -----------     ----------       -----------      ----------
Net loss, December 31, 1996                                                                            (85)            (85)
Balance, December 31, 1996                      19,800,000    $    19,800     $    2,200       $      (680)     $   21,320
                                               -----------    -----------     ----------       -----------      ----------
Net loss, December 31, 1997                                                                            (85)            (85)
Balance, December 31, 1997                      19,800,000    $    19,800     $    2,200       $      (765)     $    21235
                                               -----------    -----------     ----------       -----------      ----------
Net loss, December 31, 1998                                                                           (225)           (225)
Balance, December 31, 1998                      19,800,000    $    19,800     $    2,200       $      (990)     $   21,010
                                               -----------    -----------     ----------       -----------      ----------
Net loss, December 31, 1999                                                                            (85)            (85)
Balance, December 31, 1999                      19,800,000    $    19,800     $    2,200       $    (1,075)     $   20,925)
                                               -----------    -----------     ----------       -----------      ----------
Net loss, December 31, 2000                                                                        (20,925)        (20,925)
July 3, 2000, changed from no
    par value to $0.001
July 3, 2000, forward stock
    1000:1
Balance, December 31, 2000                      19,800,000    $    19,800     $    2,200       $   (22,000)     $        0
                                               -----------    -----------     ----------       -----------      ----------
Net loss, December 31, 2001                                                                            (85)            (85)
Balance, December 31, 2001                      19,800,000    $    19,800     $    2,200       $   (22,085)     $      (85)
                                               -----------    -----------     ----------       -----------      ----------
Net loss, December 31, 2002                                                                            (85)            (85)
Balance, December 31, 2002                      19,800,000    $    19,800     $    2,200       $   (22,170)     $     (170)
                                               -----------    -----------     ----------       -----------      ----------
Net loss, December 31, 2003                                                                            (85)            (85)
Balance, December 31, 2003                      19,800,000    $    19,800     $    2,200       $   (22,225)     $     (225)
                                               -----------    -----------     ----------       -----------      ----------
Net loss, December 31, 2004                                                                           (545)           (545)
Balance, December 31, 2004                      19,800,000    $    19,800     $    2,200       $   (22,800)     $     (800)
                                               -----------    -----------     ----------       -----------      ----------
Net loss, December 31, 2005                                                                           (200)           (200)
Balance, December 31, 2005                      19,800,000    $    19,800     $    2,200       $   (23,000)     $   (1,000)
                                               -----------    -----------     ----------       -----------      ----------
Net loss, December 31, 2006                                                                         (4,001)         (4,001)
Net loss, December 31, 2006                     19,800,000    $    19,800     $    2,200       $   (27,001)     $   (5,001)
                                               -----------    -----------     ----------       -----------      ----------
October 10, 2007, forward
    stock split 8:1                                                                                      0               0
October 31, 2007, cancellation
    of shares                                  (11,800,000)       (11,800)        11,800                 0               0
Forgiveness of officer loans                             0              0         12,283                 0          12,283
Expenses paid by shareholder                             0              0         25,000                 0          25,000
Net loss, December 31, 2007                                                                        (32,282)        (32,282)
                                               -----------    -----------     ----------       -----------      ----------
Balance, December 31, 2007                       8,000,000    $     8,000     $   51,283       $   (59,283)     $        0
                                               ===========    ===========     ==========       ===========      ==========

                 See Accompanying Notes to Financial Statements.

                         SUNNYSIDE ACRES MOBILE ESTATES
                        (A Development Stage Enterprise)
                            STATEMENTS OF CASH FLOWS

                                                                                            Nov. 2, 1992
                                                                   Years Ended             (inception) to
                                                           December 31,     December 31,     December 31,
                                                               2007             2006            2007
                                                           ------------     ------------   --------------
Cash Flows From
Operating Activities
    Net loss                                                 $(32,282)        $ (4,001)        $(59,283)
    Adjustments to reconcile net loss
    to cash used in operating activities:
    Changes in assets and liabilities
    Decrease (increase) in prepaid expense                         25              (25)               0
    (Decrease) in accounts payable                                  0           (1,000)               0
                                                             --------         --------         --------
         Net cash used in
            operating activities                             $(32,257)        $ (5,026)        $(59,283)
                                                             --------         --------         --------
Cash Flows From
Investing Activities                                         $      0         $      0         $      0
                                                             --------         --------         --------
Cash Flows From
Financing Activities
    Issuance of common stock                                 $      0         $      0         $ 22,000
    Increase in officer advances                                7,257            5,026           12,283
    Contributed capital                                        25,000                0           25,000
                                                             --------         --------         --------
         Net cash provided by
            financing activities                             $ 32,257         $  5,026         $ 59,283
                                                             --------         --------         --------
         Net increase (decrease)
            in cash                                          $      0         $      0         $      0

Cash, beginning of period                                           0                0         $      0
                                                             --------         --------         --------
Cash, end of period                                          $      0         $      0         $      0
                                                             ========         ========         ========
Supplemental Information and Non-monetary Transactions:

Interest paid                                                $      0         $      0         $      0
                                                             ========         ========         ========
Taxes paid                                                   $      0         $      0         $      0
                                                             ========         ========         ========
Officer advances contributed to capital                      $ 12,283         $      0         $ 12,283
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

On November 1, 2007, after the cancellation of shares described in Note 2, the controlling shareholders sold their remaining 15.63% of common shares in a private transaction, resulting in a change of control of the Company to Max Time Enterprise Limited .

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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2007 and 2006.

Income taxes

Income taxes are provided for using the liability method of accounting in accordance with SFAS No. 109 "Accounting for Income Taxes," and clarified by FIN 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109." A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Share Based Expenses

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R "Share Based Payment." This statement is a revision to SFAS 123 and supersedes Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and amends FASB Statement No. 95, "Statement of Cash Flows." This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. The Company adopted SFAS No. 123R upon creation of the company and expenses share based costs in the period incurred.

                         SUNNYSIDE ACRES MOBILE ESTATES
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS

Note 1. Nature of Business and Significant Accounting Policies (continued)

Going concern

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have cash, nor material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The officers and directors have committed to advancing certain operating costs of the Company.

Recent Accounting Pronouncements

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

In December 2007, the FASB issued SFAS 141(R), "Business Combinations-- a replacement of FASB Statement No. 141." This Statement replaces SFAS 141, "Business Combinations," and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141(R)). In addition, SFAS 141(R)'s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer. SFAS 141(R) amends SFAS No. 109, "Accounting for Income Taxes," to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also amends SFAS 142, "Goodwill and Other Intangible Assets," to, among other things, provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently assessing the potential impact that the adoption of SFAS 141(R) could have on our financial statements.

In December 2007, the FASB issued SFAS 160, "Noncontrolling Interests in Consolidated Financial Statements." SFAS 160 amends Accounting Research Bulletin 51, "Consolidated Financial Statements," to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently assessing the potential impact that the adoption of SFAS 141(R) could have on our financial statements.

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

On October 10, 2007, the Company's shareholders approved a forward split of its common stock at eight shares for one share of the existing shares. The number of common stock shares outstanding increased from 2,200,000 to 19,800,000. Prior period information has been restated to reflect the stock split.

On October 31, 2007, the Company's former officers and directors agreed to cancel and return to the Company 11,800,000 shares of the Company's common stock.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 17,827,945 and 19,800,000 during 2007 and 2006, respectively. As of December 31, 2007 and since inception, the Company had no dilutive potential common shares.

Note 3. Income Taxes

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. Per Statement of Accounting Standard No. 109 - Accounting for Income Tax and FASB Interpretation No. 48 - Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No.109, when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carryforwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carryforward period.

                         SUNNYSIDE ACRES MOBILE ESTATES
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS

Note 3. Income Taxes (continued)

The components of the Company's deferred tax asset as of December 31, 2007 and December 31, 2006 are as follows:

                                                   2007           2006
                                               ----------     ----------
           Net operating loss carryforward     $   20,749     $    9,450
           Valuation allowance                    (20,749)        (9,450)
                                               ----------     ----------
           Net deferred tax asset              $        0     $        0
                                               ==========     ==========

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

                                        2007           2006      Since Inception
                                     ----------     ----------   ---------------
   Tax at statutory rate (35%)       $   11,299     $    1,400    $   20,749
   Increase in valuation allowance      (11,299)        (1,400)      (20,749)
                                     ----------     ----------    ----------
   Net deferred tax asset            $        0     $        0    $        0
                                     ==========     ==========    ==========

The net federal operating loss carry forward will expire between 2012 and 2027. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

Note 4. Related Party Transactions

The Company neither owns nor leases any real or personal property. The officer or resident agent of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officer and director for the Company is involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such person may face a conflict in selecting between the Company and their other business interest. The Company has not formulated a policy for the resolution of such conflicts.

Note 5. Warrants and Options

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

Note 6. Officers Advances

The Company has incurred costs while seeking additional capital through a merger with an existing company. A former officer of the Company advanced funds on behalf of the Company to pay for these costs. These funds have been advanced interest free. As of October 31, 2007 and 2006, the company owed the former officer $12,283 and $5,026 respectively. As part of the agreement to sell shares to new majority owners, the former officer forgave the advanced funds. The Company treated the $12,283 as additional paid-in capital for the Company.

The new officer of the Company advanced funds of $25,000 for expenses of the Company. The officer does not request reimbursement of these advances and the Company treated the $25,000 as additional paid-in capital.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 11, 2008                    Sunnyside Acres Mobile Estates.


                                        /s/ Hui Ping Cheng
                                        ----------------------------------------
                                        By: Hui Ping Cheng

                                        President, Chief Executive Officer and
                                        Chief Financial Officer (Principal
                                        Executive and Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 11, 2008.

Signature                                          Title


/s/ Hui Ping Cheng           President, Chief Executive Officer, Chief Financial
----------------------       Officer, and a Director (Principal Executive and
Hui Ping Cheng               Financial Officer)