Form 10-Q
period 2008-03-31
SUNNYSIDE ACRES MOBILE ESTATES
filed 2008-05-15
CIK 1119809

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

                                       OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION FROM _______ TO ________.

      COMMISSION FILE NUMBER: 000-52224

                         SUNNYSIDE ACRES MOBILE ESTATES
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

            NEVADA                                               88-0409166
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

P.O. Box 031-088, Shennan Zhong Road,
Shenzhen City, P.R. China 518031                                    n/a
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip code)

                  Issuer's telephone number: 011-86-21-61050200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|   No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer |_|                                Accelerated filer |_|
  Non-accelerated filer |_|                        Smaller reporting company |X|
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes |X|   No |_|

At March 31, 2008, the Registrant had outstanding 8,000,000 shares of common stock.

                         SUNNYSIDE ACRES MOBILE ESTATES
                        (A Development Stage Enterprise)

                                 March 31, 2008
                                December 31, 2007

                         SUNNYSIDE ACRES MOBILE ESTATES
                        (A Development Stage Enterprise)

                                    CONTENTS

--------------------------------------------------------------------------------

FINANCIAL STATEMENTS

   Balance Sheets                                                            F-1

   Statements of Operations                                                  F-2

   Statements of Stockholders' Deficit                                       F-3

   Statements of Cash Flows                                                  F-4

   Notes to Financial Statements                                          F-5-10

--------------------------------------------------------------------------------

                         SUNNYSIDE ACRES MOBILE ESTATES

                        (A Development Stage Enterprise)

                                 BALANCE SHEETS

                                                        March 31,
                                                          2008      December 31,
                                                       (Unaudited)     2007
                                                        --------     --------

                                     ASSETS

CURRENT ASSETS

     Total current assets                               $      0     $      0
                                                        --------     --------

                   Total assets                         $      0     $      0
                                                        ========     ========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
     Accounts payable                                   $ 18,851     $      0
     Officers advances                                         0            0
                                                        --------     --------

            Total current liabilities                   $ 18,851     $      0
                                                        --------     --------

STOCKHOLDERS' DEFICIT
     Common stock: $.001 par value;
        authorized 25,000,000 shares; issued
        and outstanding:  8,000,000 at
        March 31, 2008 and December 31, 2007               8,000        8,000
     Additional paid-in capital                           51,283       51,283
     Accumulated deficit during development stage        (78,134)     (59,283)
                                                        --------     --------

            Total stockholders' deficit                 $(18,851)    $     (0)
                                                        --------     --------

                   Total liabilities and

                   stockholders' deficit                $      0     $      0
                                                        ========     ========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                         SUNNYSIDE ACRES MOBILE ESTATES
                                        (A Development Stage Enterprise)
                                            STATEMENTS OF OPERATIONS
                                                  (UNAUDITED)

                                                                   Nov. 2, 1992
                                      Three Months Ended          (inception) to
                                   March 31,        March 31,        March 31,
                                     2008             2007            2008
                                 ------------     ------------     ------------

Revenues                         $          0     $          0     $          0

Cost of revenue                             0                0                0
                                 ------------     ------------     ------------

           Gross profit          $          0     $          0     $          0
General, selling and
   administrative expenses             18,851            2,431           78,134
                                 ------------     ------------     ------------
           Operating loss        $    (18,851)    $     (2,431)    $    (78,134)

Nonoperating income (expense)               0                0                0
                                 ------------     ------------     ------------

   Net loss                      $    (18,851)    $     (2,431)    $    (78,134)
                                 ============     ============     ============

   Net loss per share, basic
   and diluted                   $      (0.00)    $      (0.00)
                                 ============     ============

   Average number of shares
   of common stock outstanding      8,000,000       19,800,000
                                 ============     ============

                 See Accompanying Notes to Financial Statements.

                         SUNNYSIDE ACRES MOBILE ESTATES
                        (A Development Stage Enterprise)
                       STATEMENTS OF STOCKHOLDERS' DEFICIT
                                   (UNAUDITED)

                                                                                  Accumulated
                                                                                   Deficit
                                          Common Stock             Additional       During
                                  ---------------------------       Paid-In       Development
                                    Shares           Amount         Capital          Stage           Total
                                  -----------     -----------     -----------     -----------     -----------
November 2, 1992, issue
  common stock                      2,200,000     $     2,200     $    19,800     $         0     $    22,000
Net loss, December 31, 1992                                                              (340)           (340)
                                  -----------     -----------     -----------     -----------     -----------
Balance, December 31, 1992          2,200,000     $     2,200     $    19,800     $      (340)    $    21,660
Net loss, December 31, 1993                                                               (85)            (85)
                                  -----------     -----------     -----------     -----------     -----------
Balance, December 31, 1993          2,200,000     $     2,200     $    19,800     $      (425)    $    21,575
Net loss, December 31, 1994                                                               (85)            (85)
                                  -----------     -----------     -----------     -----------     -----------
Balance, December 31, 1994          2,200,000     $     2,200     $    19,800     $      (510)    $    21,490
Net loss, December 31, 1995                                                               (85)            (85)
                                  -----------     -----------     -----------     -----------     -----------
Balance, December 31, 1995          2,200,000     $     2,200     $    19,800     $      (595)    $    21,405
Net loss, December 31, 1996                                                               (85)            (85)
                                  -----------     -----------     -----------     -----------     -----------
Balance, December 31, 1996          2,200,000     $     2,200     $    19,800     $      (680)    $    21,320
Net loss, December 31, 1997                                                               (85)            (85)
                                  -----------     -----------     -----------     -----------     -----------
Balance, December 31, 1997          2,200,000     $     2,200     $    19,800     $      (765)   $      21235
Net loss, December 31, 1998                                                              (225)           (225)
                                  -----------     -----------     -----------     -----------     -----------
Balance, December 31, 1998          2,200,000     $     2,200     $    19,800     $      (990)    $    21,010
Net loss, December 31, 1999                                                               (85)            (85)
                                  -----------     -----------     -----------     -----------     -----------
Balance, December 31, 1999          2,200,000     $     2,200     $    19,800     $    (1,075)    $    20,925)
Net loss, December 31, 2000                                                           (20,925)        (20,925)
                                  -----------     -----------     -----------     -----------     -----------
July 3, 2000, changed from no
    par value to $0.001
July 3, 2000, forward stock
    1000:1
Balance, December 31, 2000          2,200,000     $     2,200     $    19,800     $   (22,000)    $         0
Net loss, December 31, 2001                                                               (85)            (85)
                                  -----------     -----------     -----------     -----------     -----------
Balance, December 31, 2001          2,200,000     $     2,200     $    19,800     $   (22,085)    $       (85)
Net loss, December 31, 2002                                                               (85)            (85)
                                  -----------     -----------     -----------     -----------     -----------
Balance, December 31, 2002          2,200,000     $     2,200     $    19,800     $   (22,170)    $      (170)
Net loss, December 31, 2003                                                               (85)            (85)
                                  -----------     -----------     -----------     -----------     -----------
Balance, December 31, 2003          2,200,000     $     2,200     $    19,800     $   (22,225)    $      (225)
Net loss, December 31, 2004                                                              (545)           (545)
                                  -----------     -----------     -----------     -----------     -----------
Balance, December 31, 2004          2,200,000     $     2,200     $    19,800     $   (22,800)    $      (800)
Net loss, December 31, 2005                                                              (200)           (200)
                                  -----------     -----------     -----------     -----------     -----------
Balance, December 31, 2005          2,200,000     $     2,200     $    19,800     $   (23,000)    $    (1,000)
Net loss, December 31, 2006                                                            (4,001)         (4,001)
                                  -----------     -----------     -----------     -----------     -----------
Balance, December 31, 2006          2,200,000     $     2,200     $    19,800     $   (27,001)    $    (5,001)
October 10, 2007, forward
     stock split 8:1               17,600,000          17,600         (17,600)              0               0
October 31, 2007, cancellation
     of shares                    (11,800,000)        (11,800)         11,800               0               0
Forgiveness of officer loans                0               0          12,283               0          12,283
Expenses paid by shareholder                0               0          25,000               0               0
Net loss, December 31, 2007                                                           (32,282)        (32,282)
                                  -----------     -----------     -----------     -----------     -----------
Balance, December 31, 2007          8,000,000     $     8,000     $    51,283     $   (59,283)    $         0
Net loss, March 31, 2008                                                              (18,851)        (18,851)
                                  -----------     -----------     -----------     -----------     -----------

Balance, March 31, 2008             8,000,000     $     8,000     $    51,283     $   (78,134)    $   (18,851)
                                  ===========     ===========     ===========     ===========     ===========

                 See Accompanying Notes to Financial Statements.

                         SUNNYSIDE ACRES MOBILE ESTATES
                        (A Development Stage Enterprise)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    Nov. 2, 1992
                                                            Three Months Ended     (inception) to
                                                           March 31,    March 31,     March 31,
                                                             2008         2007         2008
                                                           --------     --------     --------
Cash Flows From
Operating Activities
    Net loss                                               $(18,851)    $ (2,431)    $(78,134)
    Adjustments to reconcile net loss
    to cash used in operating activities:
    Changes in assets and liabilities
    Decrease (increase) in prepaid expense                        0           25            0
    Increase (decrease) in accounts payable                  18,851            0       18,851
                                                           --------     --------     --------

         Net cash used in
            operating activities                           $(18,851)    $ (2,406)    $(59,283)
                                                           --------     --------     --------

Cash Flows From
Investing Activities                                       $      0     $      0     $      0
                                                           --------     --------     --------

Cash Flows From
Financing Activities
    Issuance of common stock                               $      0     $      0     $ 22,000
    Increase in officer advances                                  0        2,406       12,283
    Contributed capital                                           0            0       25,000
                                                           --------     --------     --------

         Net cash provided by
            financing activities                           $      0     $  2,406     $ 59,283
                                                           --------     --------     --------

         Net increase (decrease)
            in cash                                        $      0     $      0     $      0

Cash, beginning of period                                         0            0     $      0
                                                           --------     --------     --------

Cash, end of period                                        $      0     $      0     $      0
                                                           ========     ========     ========

Supplemental Information and Non-monetary Transactions:

Interest paid                                              $      0     $      0     $      0
                                                           ========     ========     ========

Taxes paid                                                 $      0     $      0     $      0
                                                           ========     ========     ========

Officer advances contributed to capital                    $      0     $      0     $ 12,283
                                                           ========     ========     ========

                 See Accompanying Notes to Financial Statements.

                         SUNNYSIDE ACRES MOBILE ESTATES
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2008 and December 31, 2007.

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

                         SUNNYSIDE ACRES MOBILE ESTATES
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1. Nature of Business and Significant Accounting Policies (continued)

Going concern

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have cash, or material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The officers and directors have committed to advancing certain operating costs of the Company.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (the "FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities--Including an amendment of FASB Statement No. 115" (SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. We will evaluate whether the adoption will have any impact on your financial statements.

In December 2007, the FASB issued SFAS 141(R), "Business Combinations--a replacement of FASB Statement No. 141." This Statement replaces SFAS 141, "Business Combinations," and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141(R)). In addition, SFAS 141(R)'s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer. SFAS 141(R) amends SFAS No. 109, "Accounting for Income Taxes," to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also amends SFAS 142, "Goodwill and Other Intangible Assets," to, among other things, provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the

                         SUNNYSIDE ACRES MOBILE ESTATES
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1. Nature of Business and Significant Accounting Policies (continued)

beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently assessing the potential impact that the adoption of SFAS 141(R) could have on our financial statements.

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

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities", an amendment of SFAS No. 133. SFAS 161 applies to all derivative instruments and nonderivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133 and related hedged items accounted for under SFAS 133. SFAS 161 requires entities to provide greater transparency through additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, results of operations, and cash flows. SFAS 161 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2008. We do not expect that the adoption of SFAS 161 will have a material impact on our financial condition or results of operation.

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

                         SUNNYSIDE ACRES MOBILE ESTATES
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 8,000,000, and 19,800,000 for the three months ended March 31, 2008 and 2007, respectively. As of March 31, 2008 and 2007, the Company had no dilutive potential common shares.

                         SUNNYSIDE ACRES MOBILE ESTATES
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 3. Income Taxes

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. Per Statement of Accounting Standard No. 109 - Accounting for Income Tax and FASB Interpretation No. 48 - Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No.109, when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry-forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carryforward period.

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

Note 6. Officers Advances

The Company has incurred costs while seeking additional capital through a merger with an existing company. A former officer of the Company advanced funds on behalf of the Company to pay for these costs. These funds have been advanced interest free. As of March 31, 2008 and 2007, the company owed the former officer $0 and $7,432 respectively. As part of the agreement to sell shares to new majority owners, the former officer forgave the advanced funds through December 31, 2007 in the amount of $12,283. The Company treated the $12,283 as additional paid-in capital for the Company during the year ended December 31, 2007.

The new officer of the Company has advanced funds totaling $25,000 for expenses of the Company through March 31, 2008. The officer does not request reimbursement of these advances and the Company treated the $25,000 as additional paid-in capital.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. The matters discussed herein contain forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, which involve risks and uncertainties. All statements other than statements of historical information provided herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, those discussed under the heading "Risk Factors" and elsewhere in this report and the risks discussed in our other filings with the SEC. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

As used in this Quarterly Report, references to "our company," "Company," "we" or "us" refers to Sunnyside Acres Mobile Estates, unless otherwise specifically stated or the context requires otherwise. All share and per share information in this Quarterly Report gives effect to an 8-for-1 forward stock split of our common stock on September 27, 2007.

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

We have had no revenues from inception through March 31, 2008. We have a loss from inception through a loss from inception through December 30, 2007 of $59,283 and from inception through March 31, 2008 of $ 78,134. We do not expect to generate any revenues over the next twelve months. Our principal business objective for the next 12 months will be to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our shareholders.

During the next 12 months we anticipate incurring costs related to filing of Exchange Act reports, and costs relating to consummating an acquisition. We believe we will be able to meet these costs through use of funds in our treasury and additional amounts, as necessary, to be loaned by or invested in us by our stockholder, management or other investors. We have no specific plans, understandings or agreements with respect to the raising of such funds, and we may seek to raise the required capital by the issuance of equity or debt securities or by other means. Since we have no such arrangements or plans currently in effect, our inability to raise funds for the consummation of an acquisition may have a severe negative impact on our ability to become a viable company. Our officer has advanced funds totaling $25,000 for expenses through March 31, 2008. The officer does not request reimbursement of these advances and we have treated the $25,000 as additional paid-in capital.

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

Liquidity and Capital Resources

As of December 31, 2007, we had no assets or liabilities and we had no net worth. As of March 31, 2008, we had no assets and liabilities of $18,851, for a negative working capital and net deficit of $18,851. We have officer's advances of $37,283 from inception to December 30, 2007, that were forgiven by the officers and recorded as additional paid-in capital. The officer's advances as of December 31, 2006 were $5,026. Our officer has advanced funds totaling $25,000 for expenses through March 31, 2008. The officer does not request reimbursement of these advances and we have treated the $25,000 as additional paid-in capital.

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

Our financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. If we were not to continue as a going concern, we would likely not be able to realize on our assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of our financial statements. There can be no assurances that we will be successful in generating additional cash from equity or other sources to be used for operations. Our financial statements do not include any adjustments to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

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

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 15" (hereinafter "SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect that adopting this statement would have on the Company's financial condition or results of operations.

In December 2007, the FASB issued SFAS 141(R), "Business Combinations--a replacement of FASB Statement No. 141." This Statement replaces SFAS 141, "Business Combinations," and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141(R)). In addition, SFAS 141(R)'s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer. SFAS 141(R) amends SFAS No. 109, "Accounting for Income Taxes," to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also amends SFAS 142, "Goodwill and Other Intangible Assets," to, among other things, provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently assessing the potential impact that the adoption of SFAS 141(R) could have on our financial statements.

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

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities", an amendment of SFAS No. 133. SFAS 161 applies to all derivative instruments and nonderivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133 and related hedged items accounted for under SFAS 133. SFAS 161 requires entities to provide greater transparency through additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, results of operations, and cash flows. SFAS 161 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2008. We do not expect that the adoption of SFAS 161 will have a material impact on our financial condition or results of operation.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

      Not applicable to small reporting companies.

ITEM 4. EVALUATION OF DISCLOSURE ON CONTROLS AND PROCEDURES.

Based on an evaluation of our disclosure controls and procedures as of the end of the quarterly period covered by this report (and the financial statements contained in the report), our president and chief financial officer has determined that the our current disclosure controls and procedures are effective.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during our most recently completed fiscal quarter which is the subject of this report 7 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

                                OTHER INFORMATION

Item 1 - Legal Proceedings ................................................ None

Item 1A - Risk Factors

      The purchase of our common stock involves a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described in our Annual Report on Form 10-K for the fiscal year ended December 31,2007 (the "2007 Form 10-K"), under the caption "Risk Factors," our Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of Part I of this report, our consolidated financial statements and related notes included in Item 1 of Part I of this report and our consolidated financial statements and related notes, our Management's Discussion and Analysis of Financial Condition and Results of Operations and the other information in our 2007 Form 10-K. Readers should carefully review those risks, as well as additional risks described in other documents we file from time to time with the Securities and Exchange Commission.

      There have been no material changes in the risk factors previously disclosed in the 2007 Form 10-K.

Item 2 - Unregistered sales of equity Securities and Use of Proceeds ...... None

Item 3 - Defaults Upon Senior Securities .................................. None

Item 4 - Submission of Matter to a Vote of Security Holders ............... None

Item 5 - Other Information................................................. None

Item 6. - Exhibits

      The following exhibits are filed with this report:

            31.1 Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive And Financial Officer.

            32.1 Section 1350 Certification - Chief Executive and Financial Officer.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: May 15, 2008                    SUNNYSIDE ACRES MOBILE ESTATES


                                       By: /s/ Hui Peng Cheng
                                           ------------------------------------
                                           Hui Peng Cheng
                                           President and Chief Financial Officer