Form 10-Q
period 2008-06-30
SUNNYSIDE ACRES MOBILE ESTATES
filed 2008-07-29
CIK 1119809

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED June 30, 2008

                                       OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION FROM _______ TO ________.

                        COMMISSION FILE NUMBER: 000-52224

                         SUNNYSIDE ACRES MOBILE ESTATES
   ------------------------------------------------------------------------
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

                                       N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

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

At June 30, 2008, there were outstanding 8,000,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes |_| No |X|

                         SUNNYSIDE ACRES MOBILE ESTATES
                        (A Development Stage Enterprise)

                                    CONTENTS

--------------------------------------------------------------------------------

FINANCIAL STATEMENTS

   Balance Sheets                                                            F-1

   Statements of Operations                                                  F-2

   Statements of Stockholders' Deficit                                       F-3

   Statements of Cash Flows                                                  F-4

   Notes to Financial Statements                                           F-5-9

--------------------------------------------------------------------------------

                         SUNNYSIDE ACRES MOBILE ESTATES
                        (A Development Stage Enterprise)
                                 BALANCE SHEETS

                                                                 June 30,
                                                                   2008        December 31,
                                                                (Unaudited)        2007
                                                                -----------    ------------
                                     ASSETS

CURRENT ASSETS
     Prepaid Expense                                              $      0       $      0
                                                                  --------       --------
            Total current assets                                  $      0       $      0
                                                                  --------       --------
                   Total assets                                   $      0       $      0
                                                                  ========       ========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
     Accounts payable                                             $  6,500       $      0
     Officers advances                                                   0              0
                                                                  --------       --------

            Total current liabilities                             $  6,500       $      0
                                                                  --------       --------

STOCKHOLDERS' DEFICIT
     Common stock: $.001 par value;
        authorized 25,000,000 shares; issued
        and outstanding: 8,000,000                                   8,000          8,000
     Additional paid-in capital                                     80,832         51,283
     Accumulated deficit during development stage                  (95,332)       (59,283)
                                                                  --------       --------

            Total stockholders' deficit                           $ (6,500)      $     (0)
                                                                  --------       --------

                   Total liabilities and
                   stockholders' deficit                          $      0       $      0
                                                                  ========       ========

                 See Accompanying Notes to Financial Statements.

                         SUNNYSIDE ACRES MOBILE ESTATES
                        (A Development Stage Enterprise)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                          Nov. 2, 1992
                                            Three Months Ended                Six Months Ended           (inception) to
                                         June 30,        June 30,         June 30,         June 30,         June 30,
                                           2008            2007             2008             2007             2008
                                      ------------     ------------     ------------     ------------     ------------
Revenues                              $          0     $          0     $          0     $          0     $          0

Cost of revenue                                  0                0                0                0                0
                                      ------------     ------------     ------------     ------------     ------------

           Gross profit               $          0     $          0     $          0     $          0     $          0

General, selling and
   administrative expenses                  17,198            1,239           36,049            3,670           95,332
                                      ------------     ------------     ------------     ------------     ------------
           Operating loss             $    (17,198)    $     (1,239)    $    (36,049)    $     (3,670)    $    (95,332)

Nonoperating income (expense)                    0                0                0                0                0
                                      ------------     ------------     ------------     ------------     ------------

   Net loss                           $    (17,198)    $     (1,239)    $    (36,049)    $     (3,670)    $    (95,332)
                                      ============     ============     ============     ============     ============

   Net loss per share, basic
   and diluted                        $      (0.00)    $      (0.00)    $      (0.00)    $      (0.00)
                                      ============     ============     ============     ============

   Average number of shares
   of common stock outstanding           8,000,000       19,800,000        8,000,000       19,800,000
                                      ============     ============     ============     ============

                 See Accompanying Notes to Financial Statements.

                         SUNNYSIDE ACRES MOBILE ESTATES
                        (A Development Stage Enterprise)
                       STATEMENTS OF STOCKHOLDERS' DEFICIT
                                   (UNAUDITED)

                                                                                    Accumulated
                                                                                      Deficit
                                           Common Stock              Additional       During
                                    ---------------------------       Paid-In       Development
                                       Shares          Amount         Capital          Stage           Total
                                    -----------     -----------     -----------     -----------     -----------
November 2, 1992, issue
  common stock                        2,200,000     $     2,200     $    19,800     $         0     $    22,000
                                    -----------     -----------     -----------     -----------     -----------
Net loss, December 31, 1992                                                                (340)           (340)
Balance, December 31, 1992            2,200,000     $     2,200     $    19,800     $      (340)    $    21,660
Net loss, December 31, 1993                                                                 (85)            (85)
                                    -----------     -----------     -----------     -----------     -----------
Balance, December 31, 1993            2,200,000     $     2,200     $    19,800     $      (425)    $    21,575
Net loss, December 31, 1994                                                                 (85)            (85)
                                    -----------     -----------     -----------     -----------     -----------
Balance, December 31, 1994            2,200,000     $     2,200     $    19,800     $      (510)    $    21,490
Net loss, December 31, 1995                                                                 (85)            (85)
                                    -----------     -----------     -----------     -----------     -----------
Balance, December 31, 1995            2,200,000     $     2,200     $    19,800     $      (595)    $    21,405
Net loss, December 31, 1996                                                                 (85)            (85)
                                    -----------     -----------     -----------     -----------     -----------
Balance, December 31, 1996            2,200,000     $     2,200     $    19,800     $      (680)    $    21,320
Net loss, December 31, 1997                                                                 (85)            (85)
                                    -----------     -----------     -----------     -----------     -----------
Balance, December 31, 1997            2,200,000     $     2,200     $    19,800     $      (765)   $      21235
Net loss, December 31, 1998                                                                (225)           (225)
                                    -----------     -----------     -----------     -----------     -----------
Balance, December 31, 1998            2,200,000     $     2,200     $    19,800     $      (990)    $    21,010
Net loss, December 31, 1999                                                                 (85)            (85)
                                    -----------     -----------     -----------     -----------     -----------
Balance, December 31, 1999            2,200,000     $     2,200     $    19,800     $    (1,075)    $    20,925)
Net loss, December 31, 2000                                                             (20,925)        (20,925)
                                    -----------     -----------     -----------     -----------     -----------
July 3, 2000, changed from no
    par value to $0.001
July 3, 2000, forward stock
    1000:1
Balance, December 31, 2000            2,200,000     $     2,200     $    19,800     $   (22,000)    $         0
Net loss, December 31, 2001                                                                 (85)            (85)
                                    -----------     -----------     -----------     -----------     -----------
Balance, December 31, 2001            2,200,000     $     2,200     $    19,800     $   (22,085)    $       (85)
Net loss, December 31, 2002                                                                 (85)            (85)
                                    -----------     -----------     -----------     -----------     -----------
Balance, December 31, 2002            2,200,000     $     2,200     $    19,800     $   (22,170)    $      (170)
Net loss, December 31, 2003                                                                 (85)            (85)
                                    -----------     -----------     -----------     -----------     -----------
Balance, December 31, 2003            2,200,000     $     2,200     $    19,800     $   (22,225)    $      (225)
Net loss, December 31, 2004                                                                (545)           (545)
                                    -----------     -----------     -----------     -----------     -----------
Balance, December 31, 2004            2,200,000     $     2,200     $    19,800     $   (22,800)    $      (800)
Net loss, December 31, 2005                                                                (200)           (200)
                                    -----------     -----------     -----------     -----------     -----------
Balance, December 31, 2005            2,200,000     $     2,200     $    19,800     $   (23,000)    $    (1,000)
Net loss, December 31, 2006                                                              (4,001)         (4,001)
                                    -----------     -----------     -----------     -----------     -----------
Balance, December 31, 2006            2,200,000     $     2,200     $    19,800     $   (27,001)    $    (5,001)
October 10, 2007, forward
     stock split 8:1                 17,600,000          17,600         (17,600)              0               0
October 31, 2007, cancellation
     of shares                      (11,800,000)        (11,800)         11,800               0               0
Forgiveness of officer loans                  0               0          12,283               0          12,283
Expenses paid by shareholder                  0               0          25,000               0               0
Net loss, December 31, 2007                                                             (32,282)        (32,282)
                                    -----------     -----------     -----------     -----------     -----------
Balance, December 31, 2007            8,000,000     $     8,000     $    51,283     $   (59,283)    $         0
Expenses paid by shareholder                  0               0          29,549               0               0
Net loss, June 30, 2008                                                                 (36,049)        (36,049)

Balance, June 30, 2008                8,000,000     $     8,000     $    80,832     $   (95,332)    $    (6,500)
                                    ===========     ===========     ===========     ===========     ===========

                 See Accompanying Notes to Financial Statements.

                         SUNNYSIDE ACRES MOBILE ESTATES
                        (A Development Stage Enterprise)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                          Nov. 2, 1992
                                                                   Six Months Ended      (inception) to
                                                                 June 30,     June 30,      June 30,
                                                                   2008         2007         2008
                                                                 --------     --------     ---------
Cash Flows From
Operating Activities
    Net loss                                                     $(36,049)    $ (3,670)    $(95,332)
    Adjustments to reconcile net loss
    to cash used in operating activities:
    Changes in assets and liabilities
    Decrease (increase) in prepaid expense                              0            0            0
    Increase (decrease) in accounts payable                         6,500            0        6,500
                                                                 --------     --------     --------

         Net cash used in
            operating activities                                 $(29,549)    $ (3,670)    $(88,832)
                                                                 --------     --------     --------

Cash Flows From
Investing Activities                                             $      0     $      0     $      0
                                                                 --------     --------     --------

Cash Flows From
Financing Activities
    Issuance of common stock                                     $      0     $      0     $ 22,000
    Increase in officer advances                                        0        3,670       12,283
    Contributed capital                                            29,549            0       54,549
                                                                 --------     --------     --------

         Net cash provided by
            financing activities                                 $ 29,549     $  3,670     $ 88,832
                                                                 --------     --------     --------

         Net increase (decrease)
            in cash                                              $      0     $      0     $      0

Cash, beginning of period                                               0            0     $      0
                                                                 --------     --------     --------

Cash, end of period                                              $      0     $      0     $      0
                                                                 ========     ========     ========

Supplemental Information and Non-monetary Transactions:

Interest paid                                                    $      0     $      0     $      0
                                                                 ========     ========     ========

Taxes paid                                                       $      0     $      0     $      0
                                                                 ========     ========     ========

Officer advances contributed to capital                          $ 29,549     $      0     $ 66,832
                                                                 ========     ========     ========

                 See Accompanying Notes to Financial Statements.

                         SUNNYSIDE ACRES MOBILE ESTATES
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1. Nature of Business and Significant Accounting Policies

The accompanying unaudited financial statements of Sunnyside Acres Mobile Estates have been prepared in accordance with generally accepted accounting principles ("GAAP"), pursuant to the rules and regulations of the Securities and Exchange Commission, and are unaudited. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods presented have been made. The results for the six and three month period ended June 30, 2008, may not be indicative of the results for the entire year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.


Nature of business:

Sunnyside Acres Mobile Estates ("Company") was organized November 2, 1992 under the laws of the State of Nevada. The Company currently has no operations and, in accordance with Statement of Financial Accounting Standard (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises," is considered a Development Stage Enterprise.

On November 1, 2007, after the cancellation of shares described in Note 2, the controlling shareholders sold their remaining 15.63% of common shares in a private transaction, resulting in a change of control of the Company to Max Time Enterprise Limited.

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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2008.

Income taxes

Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset. See Note 5.

                         SUNNYSIDE ACRES MOBILE ESTATES
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1. Nature of Business and Significant Accounting Policies (continued)

Effective November 1, 2007, the Company adopted the Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of FIN 48 did not have a material impact on the Company's financial position, results of operation or liquidity. The current Company policy classifies any interest recognized on an underpayment of income taxes as interest expense and classifies any statutory penalties recognized on a tax position taken as selling, general and administrative expense.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 8,000,000, and 19,800,000 for the three months ended June 30, 2008 and 2007, respectively, and 8,000,000, and 19,800,000 for the six months ended June 30, 2008 and 2007, respectively. As of June 30, 2008, the Company had no dilutive potential common shares.

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

Note 4. Warrants and Options

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

Note 5. Officers Advances

The Company has incurred costs while seeking additional capital through a merger with an existing company. A former officer of the Company advanced funds on behalf of the Company to pay for these costs. These funds have been advanced interest free. As of June 30, 2008 and 2007, the company owed the former officer $0 and $8,696 respectively. As part of the agreement to sell shares to new majority owners, the former officer forgave the advanced funds through December 31, 2007 in the amount of $12,283. The Company treated the $12,283 as additional paid-in capital for the Company during the year ended December 31, 2007.

The new officer of the Company has advanced funds totaling $54,540 for expenses of the Company through June 30, 2008. The officer does not request reimbursement of these advances and the Company treated the $54,540 as additional paid-in capital.

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

We have had no revenues from inception through June 30, 2008. We have a loss from inception through a loss from inception through December 30, 2007 of $59,283 and from inception through June 30, 2008 of $ 95,332. We do not expect to generate any revenues over the next twelve months. Our principal business objective for the next 12 months will be to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our shareholders.

During the next 12 months we anticipate incurring costs related to filing of Exchange Act reports, and costs relating to consummating an acquisition. We believe we will be able to meet these costs through use of funds in our treasury and additional amounts, as necessary, to be loaned by or invested in us by our stockholder, management or other investors. We have no specific plans, understandings or agreements with respect to the raising of such funds, and we may seek to raise the required capital by the issuance of equity or debt securities or by other means. Since we have no such arrangements or plans currently in effect, our inability to raise funds for the consummation of an acquisition may have a severe negative impact on our ability to become a viable company. Our officer has advanced funds totaling $54,540 for expenses through June 30, 2008. The officer does not request reimbursement of these advances and we have treated the $54,540 as additional paid-in capital.

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

Liquidity and Capital Resources

As of December 31, 2007, we had no assets or liabilities and we had no net worth. As of June 30, 2008, we had no assets and liabilities of $6,500, for a negative working capital and net deficit of $6,500. We have officer's advances of $37,283 from inception to December 30, 2007, that were forgiven by the officers and recorded as additional paid-in capital. The officer's advances as of December 31, 2006 were $5,026. Our officer has advanced funds totaling $54,540 through June 30, 2008. The officer does not request reimbursement of these advances and we have treated the $54,540 as additional paid-in capital.

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

ITEM 4. EVALUATION OF DISCLOSURE ON CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. Our senior management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

We have evaluated the effectiveness of the design and operation of its disclosure controls and procedures under the supervision of and with the participation of management, including our Chief Executive Officer and Chief Financial Officer as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures are effective.

(b) Changes in Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during our most recently completed fiscal quarter which is the subject of this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

There are inherent limitations in any system of internal control. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that its objectives are met. Further, the design of a control system must consider that resources are not unlimited and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgment in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.

                                     PART II

                                OTHER INFORMATION

Item 1 - Legal Proceedings .................................................None

Item 1A - Risk Factors...

      There have been no material changes in the risk factors previously disclosed in the registrant's Form 10-K for the fiscal year ended December 31, 2007.

Item 2 - Unregistered sales of equity Securities and Use of Proceeds........None

Item 3 - Defaults Upon Senior Securities ...................................None

Item 4 - Submission of Matter to a Vote of Security Holders ................None

Item 5 - Other Information..................................................None

ITEM 6 - EXHIBITS

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

Dated: July 29, 2008            SUNNYSIDE ACRES MOBILE ESTATES


                                By: /s/ Hui Peng Cheng
                                    ------------------
                                    Hui Peng Cheng
                                    President