Form 10-Q
period 2008-09-30
SUNNYSIDE ACRES MOBILE ESTATES
filed 2008-11-03
CIK 1119809

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED September 30, 2008

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

At September 30, 2008, there were outstanding 8,000,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes |_| No |X|

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                         SUNNYSIDE ACRES MOBILE ESTATES
                        (A Development Stage Enterprise)

                                    CONTENTS

FINANCIAL STATEMENTS

   Balance Sheets                                                            F-1

   Statements of Operations                                                  F-2

   Statements of Stockholders' Deficit                                       F-3

   Statements of Cash Flows                                                  F-4

   Notes to Financial Statements                                          F-5-10

                         SUNNYSIDE ACRES MOBILE ESTATES
                        (A Development Stage Enterprise)
                                 BALANCE SHEETS

                                                                                 September 30,
                                                                                     2008          December 31,
                                                                                  (Unaudited)          2007
                                                                                 -------------     ------------
                                                 ASSETS
CURRENT ASSETS
          Prepaid Expense                                                        $           0     $          0
                                                                                 -------------     ------------

            Total current assets                                                 $           0     $          0
                                                                                 -------------     ------------

                   Total assets                                                  $           0     $          0
                                                                                 =============     ============

                                  LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
     Accounts payable                                                            $      16,500     $          0
     Officers advances                                                                       0                0
                                                                                 -------------     ------------

            Total current liabilities                                            $      16,500     $          0
                                                                                 -------------     ------------

STOCKHOLDERS' DEFICIT
     Common stock: $.001 par value;
        authorized 25,000,000 shares; issued
        and outstanding:  8,000,000                                                      8,000            8,000
     Additional paid-in capital                                                         88,357           51,283
     Accumulated deficit during development stage                                     (112,857)         (59,283)
                                                                                 -------------     ------------

            Total stockholders' deficit                                          $     (16,500)    $         (0)
                                                                                 -------------     ------------
                   Total liabilities and
                   stockholders' deficit                                         $           0     $          0
                                                                                 =============     ============

                 See Accompanying Notes to Financial Statements.

                         SUNNYSIDE ACRES MOBILE ESTATES
                        (A Development Stage Enterprise)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                            Nov. 2, 1992
                                              Three Months Ended                Nine Months Ended          (inception) to
                                        September 30,    September 30,    September 30,    September 30,    September 30,
                                            2008             2007             2008             2007             2008
                                        ------------     ------------     ------------     ------------     ------------
Revenues                                $          0     $          0     $          0     $          0     $          0

Cost of revenue                                    0                0                0                0                0
                                        ------------     ------------     ------------     ------------     ------------

           Gross profit                 $          0     $          0     $          0     $          0     $          0

General, selling and
   administrative expenses                    17,525            2,569           53,574            6,239          112,857
                                        ------------     ------------     ------------     ------------     ------------
           Operating loss               $    (17,525)    $     (2,569)    $    (53,574)    $     (6,329)    $   (112,857)

Nonoperating income (expense)                      0                0                0                0                0
                                        ------------     ------------     ------------     ------------     ------------

   Net loss                             $    (17,525)    $     (2,569)    $    (53,574)    $     (6,329)    $   (112,857)
                                        ============     ============     ============     ============     ============

   Net loss per share, basic
   and diluted                          $      (0.00)    $      (0.00)    $      (0.01)    $      (0.00)
                                        ============     ============     ============     ============

   Average number of shares
   of common stock outstanding             8,000,000       19,800,000        8,000,000       19,800,000
                                        ============     ============     ============     ============

                 See Accompanying Notes to Financial Statements.

                         SUNNYSIDE ACRES MOBILE ESTATES
                        (A Development Stage Enterprise)
                       STATEMENTS OF STOCKHOLDERS' DEFICIT
                                   (UNAUDITED)

                                                                                       Accumulated
                                                                                         Deficit
                                               Common Stock             Additional       During
                                       ---------------------------       Paid-In       Development
                                          Shares          Amount         Capital          Stage           Total
                                       -----------     -----------     -----------     -----------     -----------
November 2, 1992, issue
  common stock                           2,200,000     $     2,200     $    19,800     $         0     $    22,000
Net loss, December 31, 1992                                                                   (340)           (340)
                                       -----------     -----------     -----------     -----------     -----------
Balance, December 31, 1992               2,200,000     $     2,200     $    19,800     $      (340)    $    21,660
Net loss, December 31, 1993                                                                    (85)            (85)
                                       -----------     -----------     -----------     -----------     -----------
Balance, December 31, 1993               2,200,000     $     2,200     $    19,800     $      (425)    $    21,575
Net loss, December 31, 1994                                                                    (85)            (85)
                                       -----------     -----------     -----------     -----------     -----------
Balance, December 31, 1994               2,200,000     $     2,200     $    19,800     $      (510)    $    21,490
Net loss, December 31, 1995                                                                    (85)            (85)
                                       -----------     -----------     -----------     -----------     -----------
Balance, December 31, 1995               2,200,000     $     2,200     $    19,800     $      (595)    $    21,405
Net loss, December 31, 1996                                                                    (85)            (85)
                                       -----------     -----------     -----------     -----------     -----------
Balance, December 31, 1996               2,200,000     $     2,200     $    19,800     $      (680)    $    21,320
Net loss, December 31, 1997                                                                    (85)            (85)
                                       -----------     -----------     -----------     -----------     -----------
Balance, December 31, 1997               2,200,000     $     2,200     $    19,800     $      (765)    $     21235
Net loss, December 31, 1998                                                                   (225)           (225)
                                       -----------     -----------     -----------     -----------     -----------
Balance, December 31, 1998               2,200,000     $     2,200     $    19,800     $      (990)    $    21,010
Net loss, December 31, 1999                                                                    (85)            (85)
                                       -----------     -----------     -----------     -----------     -----------
Balance, December 31, 1999               2,200,000     $     2,200     $    19,800     $    (1,075)    $    20,925)
Net loss, December 31, 2000                                                                (20,925)        (20,925)
                                       -----------     -----------     -----------     -----------     -----------
July 3, 2000, changed from no
    par value to $0.001
July 3, 2000, forward stock
    1000:1
Balance, December 31, 2000               2,200,000     $     2,200     $    19,800     $   (22,000)    $         0
Net loss, December 31, 2001                                                                    (85)            (85)
                                       -----------     -----------     -----------     -----------     -----------
Balance, December 31, 2001               2,200,000     $     2,200     $    19,800     $   (22,085)    $       (85)
Net loss, December 31, 2002                                                                    (85)            (85)
                                       -----------     -----------     -----------     -----------     -----------
Balance, December 31, 2002               2,200,000     $     2,200     $    19,800     $   (22,170)    $      (170)
Net loss, December 31, 2003                                                                    (85)            (85)
                                       -----------     -----------     -----------     -----------     -----------
Balance, December 31, 2003               2,200,000     $     2,200     $    19,800     $   (22,225)    $      (225)
Net loss, December 31, 2004                                                                   (545)           (545)
                                       -----------     -----------     -----------     -----------     -----------
Balance, December 31, 2004               2,200,000     $     2,200     $    19,800     $   (22,800)    $      (800)
Net loss, December 31, 2005                                                                   (200)           (200)
                                       -----------     -----------     -----------     -----------     -----------
Balance, December 31, 2005               2,200,000     $     2,200     $    19,800     $   (23,000)    $    (1,000)
Net loss, December 31, 2006                                                                 (4,001)         (4,001)
                                       -----------     -----------     -----------     -----------     -----------
Balance, December 31, 2006               2,200,000     $     2,200     $    19,800     $   (27,001)    $    (5,001)
October 10, 2007, forward
     stock split 8:1                    17,600,000          17,600         (17,600)              0               0
October 31, 2007, cancellation
     of shares                         (11,800,000)        (11,800)         11,800               0               0
Forgiveness of officer loans                     0               0          12,283               0          12,283
Expenses paid by shareholder                     0               0          25,000               0               0
Net loss, December 31, 2007                                                                (32,282)        (32,282)
                                       -----------     -----------     -----------     -----------     -----------
Balance, December 31, 2007               8,000,000     $     8,000     $    51,283     $   (59,283)    $         0
Expenses paid by shareholder                     0               0          37,074               0          37,074
Net loss, September 30, 2008                                                               (53,574)        (53,574)
                                       -----------     -----------     -----------     -----------     -----------

Balance, September 30, 2008              8,000,000     $     8,000     $    88,357     $  (112,857)    $   (16,500)
                                       ===========     ===========     ===========     ===========     ===========

                 See Accompanying Notes to Financial Statements.

                         SUNNYSIDE ACRES MOBILE ESTATES
                        (A Development Stage Enterprise)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                   Nov. 2, 1992
                                                                       Nine Months Ended          (inception) to
                                                                 September 30,    September 30,    September 30,
                                                                     2008             2007             2008
                                                                 ------------     ------------     ------------
Cash Flows From
Operating Activities
    Net loss                                                     $    (53,574)    $     (6,239)    $   (112,857)
    Adjustments to reconcile net loss
    to cash used in operating activities:
    Changes in assets and liabilities
    Decrease (increase) in prepaid expense                                  0               25                0
    Increase (decrease) in accounts payable                            16,500                0           16,500
                                                                 ------------     ------------     ------------
         Net cash used in
            operating activities                                 $    (37,074)    $     (6,214)    $    (96,357)
                                                                 ------------     ------------     ------------

Cash Flows From
Investing Activities                                             $          0     $          0     $          0
                                                                 ------------     ------------     ------------

Cash Flows From
Financing Activities
    Issuance of common stock                                     $          0     $          0     $     22,000
    Increase in officer advances                                            0            6,214           12,283
    Contributed capital                                                37,074                0           62,074
                                                                 ------------     ------------     ------------
         Net cash provided by
            financing activities                                 $     37,074     $      6,214     $     96,357
                                                                 ------------     ------------     ------------
         Net increase (decrease)
            in cash                                              $          0     $          0     $          0

Cash, beginning of period                                                   0                0     $          0
                                                                 ------------     ------------     ------------

Cash, end of period                                              $          0     $          0     $          0
                                                                 ============     ============     ============

Supplemental Information and Non-monetary Transactions:

Interest paid                                                    $          0     $          0     $          0
                                                                 ============     ============     ============

Taxes paid                                                       $          0     $          0     $          0
                                                                 ============     ============     ============

Officer advances contributed to capital                          $     37,074     $          0     $     74,357
                                                                 ============     ============     ============

                 See Accompanying Notes to Financial Statements.

                         SUNNYSIDE ACRES MOBILE ESTATES
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1. Nature of Business and Significant Accounting Policies

The accompanying unaudited financial statements of Sunnyside Acres Mobile Estates have been prepared in accordance with generally accepted accounting principles ("GAAP"), pursuant to the rules and regulations of the Securities and Exchange Commission, and are unaudited. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods presented have been made. The results for the three and nine month period ended September 30, 2008, may not be indicative of the results for the entire year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of September 30, 2008.

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

                         SUNNYSIDE ACRES MOBILE ESTATES
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1. Nature of Business and Significant Accounting Policies (continued)

In May, 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 162, "The Heirarchy of Generally Accepted Accounting Principles" (SFAS No. 162). This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The sources of accounting principles1 that are generally accepted are categorized in descending order of authority as follows:

a. FASB Statements of Financial Accounting Standards and Interpretations, FASB Statement 133 Implementation Issues, FASB Staff Positions, and American Institute of Certified Public Accountants (AICPA) Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB

b. FASB Technical Bulletins and, if cleared2 by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position

c. AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the FASB Emerging Issues Task Force (EITF), and the Topics discussed in Appendix D of EITF Abstracts (EITF D-Topics)

d. Implementation guides (Q&As) published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry.

The adoption of this statement will have no material effect on the Company's financial condition or results of operations.

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

Note 2. Stockholders' Equity (continued)

Common stock

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 8,000,000, and 19,800,000 for the three months ended September 30, 2008 and 2007, respectively, and 8,000,000, and 19,800,000 for the nine months ended September 30, 2008 and 2007, respectively. As of September 30, 2008, the Company had no dilutive potential common shares.

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

                         SUNNYSIDE ACRES MOBILE ESTATES
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 5. Officers Advances

The Company has incurred costs while seeking additional capital through a merger with an existing company. A former officer of the Company advanced funds on behalf of the Company to pay for these costs. These funds have been advanced interest free. As of September 30, 2008 and 2007, the Company owed the former officer $0 and $11,240 respectively. As part of the agreement to sell shares to new majority owners, the former officer forgave the advanced funds through December 31, 2007 in the amount of $12,283. The Company treated the $12,283 as additional paid-in capital for the Company during the year ended December 31, 2007.

The new officer of the Company has advanced funds totaling $62,074 for expenses of the Company through September 30, 2008. The officer does not request reimbursement of these advances and the Company treated the $62,074 as additional paid-in capital.

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

We have had no revenues from inception through September 30, 2008. We have a loss from inception through a loss from inception through December 30, 2007 of $59,283 and from inception through September 30, 2008 of $ 112,857. We do not expect to generate any revenues over the next twelve months. Our principal business objective for the next 12 months will be to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our shareholders.

During the next 12 months we anticipate incurring costs related to filing of Exchange Act reports, and costs relating to consummating an acquisition. We believe we will be able to meet these costs through use of funds in our treasury and additional amounts, as necessary, to be loaned by or invested in us by our stockholder, management or other investors. We have no specific plans, understandings or agreements with respect to the raising of such funds, and we may seek to raise the required capital by the issuance of equity or debt securities or by other means. Since we have no such arrangements or plans currently in effect, our inability to raise funds for the consummation of an acquisition may have a severe negative impact on our ability to become a viable company. Our officer has advanced funds totaling $62,074 for expenses through September 30, 2008. The officer does not request reimbursement of these advances and we have treated the $62,074 as additional paid-in capital.

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

Liquidity and Capital Resources

As of December 31, 2007, we had no assets or liabilities and we had no net worth. As of September 30, 2008, we had no assets and liabilities of $16,500, for a negative working capital and net deficit of $16,500. We have officer's advances of $37,283 from inception to December 30, 2007, that were forgiven by the officers and recorded as additional paid-in capital. The officer's advances as of December 31, 2006 were $5,026. Our officer has advanced funds totaling $62,074 through September 30, 2008. The officer does not request reimbursement of these advances and we have treated the $62,074 as additional paid-in capital.

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

Item 1A - Risk Factors.

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

Dated: November 3, 2008            SUNNYSIDE ACRES MOBILE ESTATES


                                   By: /s/ Hui Peng Cheng
                                       --------------------------
                                       Hui Peng Cheng
                                       President