Form 10-K
period 2008-12-31
SUNNYSIDE ACRES MOBILE ESTATES
filed 2009-04-15
CIK 1119809

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

(Mark One)

               |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2008

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

Large accelerated filer |_|                     Accelerated filer |_|
Non-accelerated filer |_|           Do not check if a smaller reporting company)
                                           Smaller reporting company |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |X| No |_|

As of June 30, 2008, the number of outstanding shares of the registrant's common stock held by non-affiliates (excluding shares held by directors, officers and others holding more than 5% of the outstanding shares of the class) was 750,000 shares. However, since trading in the common stock on the OTC Bulletin Board has been limited and quotations sporadic, it is impracticable to ascertain the aggregate market value of those shares as of that date.

As of April 14, 2009, we had outstanding 8,000,000 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE: None

                                Table of Contents

                                                                                                            Page
PART I

Item 1.     Business                                                                                           1

Item 1A.    Risk Factors                                                                                       3

Item 2.     Properties                                                                                         6

Item 3.     Legal Proceedings                                                                                  6

Item 4.     Submission of Matters to a Vote of Security Holders                                                6

PART II

Item 5.     Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of         6
            Equity Securities

Item 6.     Selected Financial and Other Data                                                                  6

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations              6

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk                                         9

Item 8.     Financial Statements and Supplementary Data                                                        9

Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure               9

Item 9A.    Controls and Procedures                                                                            9

Item 9B.    Other Information                                                                                  9

PART III

Item 10.    Directors, Executive Officers and Corporate Governance                                            10

Item 11.    Executive Compensation                                                                            11

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters    12

Item 13.    Certain Relationships and Related Transactions, and Director Independence                         12

Item 14.    Exhibits, Financial Statement Schedules                                                           13

PART IV

Item 15.    Principal Accountant Fees and Services                                                            13

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

As used in this Annual Report, references to "our company," "Company," "we" or "us" refers to Sunnyside Acres Mobile Estates, unless otherwise specifically stated or the context requires otherwise. All share and per share information in this Annual Report gives effect to an 8-for-1 forward stock split of our common stock on September 27, 2007.

                                     PART I

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

Our mailing address is P.O. Box 031-088, Shennan Zhong Road, Shenzhen City, P.R.China 518031 Our telephone number is 011-86-21-61050200.

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

In our efforts to analyze potential acquisition targets, we will consider the following kinds of factors: (a) potential for growth, indicated by new technology, anticipated market expansion or new products; (b) competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole; (c) strength and diversity of management, either in place or scheduled for recruitment;
(d)capital requirements and anticipated availability of required funds, to be provided by our company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources; (e) the cost of participation by our company as compared to the perceived tangible and intangible values and potentials; (f) the extent to which the business opportunity can be advanced; (g) the accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and (h) other relevant factors.

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

Our company, based on our proposed business activities, is a "blank check" company. The U.S. Securities and Exchange Commission (the "SEC") defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934,as amended (the "Exchange Act"), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Under SEC Rule 12b-2 under the Securities Act of 1933, as amended (the "Securities Act"), we also qualify as a "shell company," because we have no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. We intend to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

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

      We may require financing to acquire businesses and to implement our business plan. We cannot assure you that we will be successful in obtaining financing or acquiring businesses, or in operating those acquired businesses in a profitable manner.

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

      Since inception, we have had no revenues and incurred a cumulative net loss of $128,904 through December 31, 2008. In addition, we had a working capital deficit of $(24,047) at December 31, 2008. These factors raise substantial doubt about our ability to continue as a going concern. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination. If we cannot continue as a going concern, our stockholders may lose their entire investment in us.

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

      The expansion of our business will be largely contingent on our ability to retain our senior management upon whom we will rely to obtain capital required to implement our business plan and for identifying, investigating, negotiating and integrating potential acquisition candidates and to attract and retain highly qualified corporate and operations level management team. We cannot assure you that we will find suitable management personnel or will have financial resources to attract or retain such people if found.

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

      Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting. Our independent registered public accounting firm will annually attest to our evaluation, as well as issue its own opinion on our internal controls over financial reporting, beginning with our Annual Report for fiscal years ended after December 31, 2008. We have prepared for compliance with Section 404 by strengthening, assessing and testing our system of internal controls to provide the basis for our report. The process of strengthening our internal controls and complying with Section 404 has been expensive and time consuming, and has required significant management attention. We cannot be certain that the measures we have undertaken will ensure that we will maintain Adequate controls over our financial processes and reporting in the future. Furthermore, if we are able to rapidly grow our business, the internal controls that we will need will become more complex, and significantly more resources will be required to ensure our internal controls remain effective. Failure to implement required controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our auditors discover a material weakness in our internal controls, the disclosure of that fact, even if the weakness is quickly remedied, could diminish investors' confidence in our financial statements and harm our stock price. In addition, non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension of trading, ineligibility for listing on the OTC Bulletin Board, one of the NASDAQ

Stock Markets or other national securities exchange, and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price.

Our principal stockholder, officer and director owns a controlling interest in our voting stock and investors will not have any voice in our management, which could result in decisions adverse to our general shareholders.

      Our principal stockholder, officer and director beneficially owns approximately 15.6% of our outstanding common stock. As a result, she will have the ability to control substantially all matters submitted to our stockholders for approval including: (a) election of our board of directors; (b)removal of any of our directors; (c) amendments of our Articles of Incorporation or bylaws;
(d) adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us, or (e) other significant corporate transactions.

Our failure to adopt certain corporate governance procedures may prevent us from obtaining a listing on one of the NASDAQ Stock Markets or other national securities exchange.

      Our president and chief executive officer and sole director is not "independent" as that term is defined in the Rule 10A-3 under the Exchange Act. As a result, we do not have an Audit or Compensation Committee. The functions of those committees are conducted by our Board of Directors. Consequently, there is a potential conflict of interest in Board decisions that may adversely affect our ability to become a listed security on one of the NASDAQ Stock Markets or other national securities exchange and as a result adversely affect the liquidity of our common stock.

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

ITEM 2. Properties

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

ITEM 4. Submission of Matters to a Vote of Security Holders

We did not submit any matter to a vote of security holders during the fiscal quarter ended December 31, 2008.

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

Record Holders

On April 14, 2009 we had approximately 21 holders of record of our common stock.

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

Sales of Unregistered Securities

We did not issue or sell any unregistered securities during the year ended December 31, 2008.

Purchases of Our Equity Securities

Neither we nor any of our affiliates purchased any equity securities from our stockholders during our fiscal quarter ended December 31, 2008.

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

We have had no revenues from inception through December 31, 2008. We have a cumulative net loss from inception through December 31, 2007 of $60,942, and a cumulative net loss from inception through December 31, 2008 of $128,904. We do not expect to generate any revenues over the next twelve months. Our principal business objective for the next 12 months will be to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our shareholders.

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

Liquidity and Capital Resources

As of December 31, 2008, we had total liabilities of $24,047 and we had a negative net worth of $24,047. As of December 31, 2007, we had total liabilities of $1,659 and a negative net worth of $1,659. Our total liabilities increased by $22,388.

We have had no revenues from inception through December 31, 2008. We have a cumulative net loss from inception through December 31, 2008 of $128,904. Our cumulative net loss from inception through December 31, 2007 was $60,942 or an increase of $67,962 for the current year.

The officer of the Company has advanced funds totaling $45,574 and $25,000 during 2008 and 2007, respectively, for expenses of the Company. The officer does not request reimbursement of these advances and the Company treated the $70,574 as additional paid-in capital.

The capital requirements relating to implementation of our business plan will be significant.

Management plans to rely on the proceeds from new debt or equity financing and the sale of shares held by it to finance its ongoing operations. During 2009, we intend to continue to seek additional capital in order to meet our cash flow and working capital. There is no assurance that we will be successful in achieving any such financing or raise sufficient capital to fund our operations and further development. We cannot assure you that financing will be available to us on commercially reasonable terms, if at all. If we are not successful in sourcing significant additional capital in the near future, we will be required to significantly curtail or cease ongoing operations and consider alternatives that would have a material adverse affect on our business, results of operations and financial condition.

Off-Balance Sheet Arrangements

None.

Restatement

The Company restated its financial statements for the year ended and as at December 31, 2007 to include $1,659 of accounts payable not properly recorded on the books as of December 31, 2007.

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

In December 2007, the FASB issued SFAS 141(R), "Business Combinations--a replacement of FASB Statement No. 141." This Statement replaces SFAS 141, "Business Combinations," and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141(R)). In addition, SFAS 141(R)'s requirement to measure the non-controlling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the non-controlling interest in addition to that attributable to the acquirer. SFAS 141(R) amends SFAS No. 109, "Accounting for Income Taxes," to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also amends SFAS 142, "Goodwill and Other Intangible Assets," to, among other things, provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS 141(R)applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently assessing the potential impact that the adoption of SFAS 141(R) could have on our financial statements.

In December 2007, the FASB issued SFAS 160, "Non-controlling Interests in Consolidated Financial Statements." SFAS 160 amends Accounting Research Bulletin 51, "Consolidated Financial Statements," to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the non-controlling owners of a subsidiary. SFAS 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently assessing the potential impact that the adoption of SFAS 141(R) could have on our financial statements.

In March of 2008 the Financial Accounting Standards Board (FASB) issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133, "Accounting for Derivatives and Hedging Activities." SFAS No. 161 has the same scope as Statement No. 133 but requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. SFAS No. 161 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In May 2008, FASB issued Financial Accounting Standards No. 162, "The Hierarchy of Generally Accepted Accounting Principles." This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. This pronouncement has no effect on this Company's financial reporting at this time.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to small reporting comapnies.

Item 8. Financial Statements

The Financial Statements in this Annual Report are presented commencing on page F-1 following Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Our management is responsible for establishing and maintaining an adequate internal control structure and procedures over our financial reporting. Our management evaluated, with the participation of the Chief Executive Officer and our Chief Financial Officer, the effectiveness of our internal control over financial reporting as of December 31, 2008. This evaluation was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, Internal Control-Integrated Framework.

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

Our management, which assumed control of our company in November 2007 following the acquisition of a controlling interest by Max Time Enterprise Limited, performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008. Based upon such assessment, and considering that we are a "shell company" without business operations, management concluded that our operational procedures were adequate in the areas cash and bank account management processes. Management will continue to assess the adequacy of our financial reporting systems in contemplation of a transaction with a target business. We anticipate that following a business combination with a target business, we will have to substantially upgrade our systems to ensure the reliability of our financial statements.

During the auditing process for our 2008 annual report, we discovered inconsistencies within our 2007 report. We believe this was due to the lack of internal control over the financial recording process for this period.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during our fourth fiscal quarter for the year ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
                                 Financial Officer, and a Director

Hui Ping Cheng has served as our President, Chief Executive and Financial Officer and as a director of our company since November 1, 2007. She previously served as a senior accountant and accounting department director at Shenzhen Yi Zhi Pharmaceutical Company Limited from September 1998 until April 2007, where she managed and oversaw the company's accounting department. From April 2007 to January 23, 2009, she served as a director and president of Max Time Enterprise Limited.

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

Compensation of Directors

During the fiscal year ended December 31, 2008, we did not pay or accrue for any individual serving as a member of our Board of Directors, and none of our directors earned, any fees for serving as a member of our Board of Directors. The following table sets forth certain information regarding the compensation paid to our directors during the fiscal year ended December 31, 2008.

---------------------------------------------------------------------------------------------------------------------------------
                                                           DIRECTOR COMPENSATION
---------------------------------------------------------------------------------------------------------------------------------
Name                    Fees          Stock       Option         Non-Equity            Non-Qualified    All                 Total
(a)                     Earned        Awards      Awards ($)     Incentive             Deferred         Other               ($)
                        or Paid       ($)         (d)            Plan Compensation     Compensation     Compensation ($)    (j)
                        in Cash       (c)                        ($)                   Earnings         (g)
                        ($)                                      (e)                   ($)
                        (b)                                                            (f)
---------------------------------------------------------------------------------------------------------------------------------
Hui Peng Cheng          None          None        None           None                  None             None                None
---------------------------------------------------------------------------------------------------------------------------------

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

                              Summary Compensation

The following table sets forth information concerning the compensation paid or earned for the periods indicated for services rendered to our company in all capacities by Hui Ping Cheng, our CEO, President, Chief Financial Officer since November 1, 2007.

---------------------------------------------------------------------------------------------------------------------------------
                                                          SUMMARY COMPENSATION TABLE
---------------------------------------------------------------------------------------------------------------------------------
Name and               Year      Salary     Bonus    Stock      Option      Non-Equity       Nonqualified     All Other     Total
principal              (b)       (c)         ($)   Awards ($)   Awards    Incentive Plan       Deferred     Compensation     (j)
position                                     (d)      (e)         ($)      Compensation      Compensation        ($)
(a)                                                               (f)          ($)             Earnings          (i)
                                                                               (g)               ($)
                                                                                                 (h)
---------------------------------------------------------------------------------------------------------------------------------
Hui Ping Cheng         2008      None       None     None       None          None              None            None        None
President, CEO, CFO    2007(1)   None       None     None       None          None              None            None        None
and Director
---------------------------------------------------------------------------------------------------------------------------------

----------
(1) Ms. Cheng was appointed our CEO, President and CFO on November 1, 2007.

Outstanding Equity Awards

Ms. Cheng did not receive any equity awards during 2008 or hold any outstanding options to purchase shares of our common stock as of December 31, 2008.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 14, 2009, the number of shares of our common stock beneficially owned by (i) each person or entity known to us to be the beneficial owner of more than 5% of the outstanding common stock;
(ii)each officer and director of our company, and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date of this report have been exercised. Except as noted below, each person has sole voting and investment power. As of April 14, 2009, we had outstanding 8,000,000 shares of common stock. Except as otherwise stated in the table below, the address of each person listed is c/o Sunnyside Acres Mobile Estates, Shennan Zhong Road, PO Box 031-088, Shenzhen, China 518000.

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

----------
(1) Hui Ping Cheng is the indirect owner of 1,250,000 shares of the Company's common stock by reason of her control of Max Time Enterprise Limited, a company in which she owns a majority of its outstanding shares of common stock.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information about the common stock available for issuance under compensatory plans and arrangements as of December 31, 2008.

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
Equity compensation
  plan approved by
  security holders               None                  --                       None

Equity compensation
 plans not approved by
 security holders                None                  --                       None

      Total                      None                  --                       None

Item 13. Certain Relationships and Related Transactions; Director Independence

Transactions with Related Persons

On November 1, 2007, Max Time Enterprise Limited, or MTE, and Brian Pierson,Stacey Pierson and Tricia Willis (collectively, the "Sellers") consummated MTE's purchase of an aggregate of 1,250,000 shares of our common stock, constituting 15.63% of our then issued and outstanding common stock, for a total purchase price of $400,000, in accordance with the terms and conditions of that certain Stock Purchase Agreement, dated as of November 1, 2007, by and among MTE and the Sellers. Hui Ping Cheng became an indirect owner of the 1,250,000 shares of our common stock held by MTE by reason of her control of MTE, of which entity she was then the sole owner, director and officer. On November 1, 2007, Ms. Cheng was appointed as a director and the President of our company.

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

(c) Financial statement schedules: None

Item 15. Principal Accountant Fees and Services

The following is a summary of the fees billed to us by Kyle L Tingle, CPA, LLC for professional services rendered for the fiscal years ended December 31, 2008 and 2007, respectively:

                                         Fiscal year ended December 31,
                                       2007                        2008
                                     -------                     -------
Audit Fees                           $ 4,100                     $ 7,000
Audit Related Fees                   $     0                     $     0
Tax Fees                             $   175                     $   150
All Other Fees                       $     0                     $     0

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

Board of Directors' Pre-Approval Policies

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

Our Board of Directors has reviewed and discussed with Kyle L Tingle , CPA, LLC our audited financial statements contained in our Annual Report on Form 10-K for the 2008 fiscal year. The Board of Directors also has discussed with Kyle L Tingle , CPA, LLC the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of our financial statements.

Our Board of Directors has received and reviewed the written disclosures and the letter from Kyle L Tingle , CPA, LLC required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and has discussed with Kyle L Tingle its independence from our company.

Our Board of Directors has considered whether the provision of services other than audit services is compatible with maintaining auditor independence. Based on the review and discussions referred to above, the Board of Directors determined that the audited financial statements be included in our Annual Report on Form 10-K for our 2008 fiscal year for filing with the SEC.

                         SUNNYSIDE ACRES MOBILE ESTATES
                        (A Development Stage Enterprise)

                                DECEMBER 31, 2008
                                DECEMBER 31, 2007

                         SUNNYSIDE ACRES MOBILE ESTATES
                        (A Development Stage Enterprise)

                                    CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                      F-2
--------------------------------------------------------------------------------

FINANCIAL STATEMENTS

    Balance Sheets                                                           F-3

    Statements of Operations                                                 F-4

    Statements of Stockholders' Deficit                                      F-5

    Statements of Cash Flows                                                 F-6

    Notes to Financial Statements                                     F-7 - F-10
--------------------------------------------------------------------------------

                                     [LOGO]
                            Kyle L. Tingle, CPA, LLC

                          PERSONAL FINANCIAL PLANNING,
                        BUSINESS SERVICES & TAX PLANNING

            Report of Independent Registered Public Accounting Firm

To the Board of Directors
Sunnyside Acres Mobile Estates:

We have audited the accompanying balance sheets of Sunnyside Acres Mobile Estates (A Development Stage Enterprise) as of December 31, 2008 and 2007 the related statements of operations, stockholder's deficit, and cash flows for the period November 2, 1992 (inception) through December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunnyside Acres Mobile Estates (A Development Stage Enterprise) as of December 31, 2008 and 2007 and the results of its operations and cash flows for period November 2, 1992 (inception) through December 31, 2008, in conformity with U.S. generally accepted accounting principles.

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


/s/ Kyle L. Tingle, CPA, LLC
----------------------------
Kyle L. Tingle, CPA, LLC

March 31, 2009
Las Vegas, Nevada

         3145 E. Warm Springs Road o Suite 450 o Las Vegas, Nevada 89120
                   PHONE: (702) 405-2200 o FAX: (702) 436-4218
                        E-MAIL: ktingle@kyletinglecpa.com

                         SUNNYSIDE ACRES MOBILE ESTATES
                        (A Development Stage Enterprise)
                                 Balance Sheets

                                                                   December 31,    December 31,
                                                                       2008           2007
                                                                   -----------     -----------
                                                                            (Restated)
                                     ASSETS

CURRENT ASSETS                                                     $         0     $         0
                                                                   -----------     -----------

      Total current assets                                         $         0     $         0
                                                                   -----------     -----------

      Total assets                                                 $         0     $         0
                                                                   ===========     ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
      Accounts payable                                             $    24,047     $     1,659
      Officers advances                                                      0               0
                                                                   -----------     -----------

              Total current liabilities                            $    24,047     $     1,659
                                                                   -----------     -----------

STOCKHOLDERS' DEFICIT
      Common stock: $0.001 par value;
        authorized 25,000,000 shares; issued
        and outstanding:8,000,000                                        8,000           8,000
      Additional paid-in capital                                        96,857          51,283
      Accumulated deficit during development stage                    (128,904)        (60,942)
                                                                   -----------     -----------

              Total stockholders' deficit                          $   (24,047)    $    (1,659)
                                                                   -----------     -----------

      Total liabilities and
      stockholders' deficit                                        $         0     $         0
                                                                   ===========     ===========

                 See Accompanying Notes to Financial Statements.

                         SUNNYSIDE ACRES MOBILE ESTATES
                        (A Development Stage Enterprise)
                            Statements of Operations

                                                                   Nov. 2, 1992
                                          Years Ended             (inception) to
                                 December 31,     December 31,     December 31,
                                     2008             2007             2008
                                 ------------     ------------     ------------
                                                   (Restated)
Revenues                         $          0     $          0     $          0

Cost of revenue                             0                0                0
                                 ------------     ------------     ------------

  Gross profit                   $          0     $          0     $          0
  General, selling and
    administrative expenses            67,962           33,941          128,904
                                 ------------     ------------     ------------
  Operating loss                 $    (67,962)    $    (33,941)    $   (128,904)

Nonoperating income (expense)               0                0                0

  Net loss                       $    (67,962)    $    (33,941)    $   (128,904)
                                 ============     ============     ============

  Net loss per share, basic
  and diluted                    $      (0.00)    $      (0.00)
                                 ============     ============

  Average number of shares
  of common stock outstanding       8,000,000       17,827,945
                                 ============     ============

                 See Accompanying Notes to Financial Statements.

                         SUNNYSIDE ACRES MOBILE ESTATES
                        (A Development Stage Enterprise)
                       Statements of Stockholders' Deficit

                                                                                               Accumulated
                                                                                                 Deficit
                                                      Common Stock              Additional       During
                                               ---------------------------       Paid-In       Development
                                                  Shares          Amount         Capital          Stage            Total
                                               -----------     -----------     -----------     -----------     -----------
                                                                               (Restated)
November 2, 1992, issue
  common stock                                   2,200,000     $     2,200     $    19,800     $         0     $    22,000
                                               -----------     -----------     -----------     -----------     -----------
Net loss, December 31, 1992                                                                           (340)           (340)
Balance, December 31, 1992                       2,200,000     $     2,200     $    19,800     $      (340)    $    21,660
                                               -----------     -----------     -----------     -----------     -----------
Net loss, December 31, 1993                                                                            (85)            (85)
Balance, December 31, 1993                       2,200,000     $     2,200     $    19,800     $      (425)    $    21,575
                                               -----------     -----------     -----------     -----------     -----------
Net loss, December 31, 1994                                                                            (85)            (85)
Balance, December 31, 1994                       2,200,000     $     2,200     $    19,800     $      (510)    $    21,490
                                               -----------     -----------     -----------     -----------     -----------
Net loss, December 31, 1995                                                                            (85)            (85)
Balance, December 31, 1995                       2,200,000     $     2,200     $    19,800     $      (595)    $    21,405
                                               -----------     -----------     -----------     -----------     -----------
Net loss, December 31, 1996                                                                            (85)            (85)
Balance, December 31, 1996                       2,200,000     $     2,200     $    19,800     $      (680)    $    21,320
                                               -----------     -----------     -----------     -----------     -----------
Net loss, December 31, 1997                                                                            (85)            (85)
Balance, December 31, 1997                       2,200,000     $     2,200     $    19,800     $      (765)    $    21,235
                                               -----------     -----------     -----------     -----------     -----------
Net loss, December 31, 1998                                                                           (225)           (225)
Balance, December 31, 1998                       2,200,000     $     2,200     $    19,800     $      (990)    $    21,010
                                               -----------     -----------     -----------     -----------     -----------
Net loss, December 31, 1999                                                                            (85)            (85)
Balance, December 31, 1999                       2,200,000     $     2,200     $    19,800     $    (1,075)    $    20,925)
                                               -----------     -----------     -----------     -----------     -----------
Net loss, December 31, 2000                                                                        (20,925)        (20,925)
July 3, 2000, changed from no
  par value to $0.001
July 3, 2000, forward stock
  1000:1
Balance, December 31, 2000                       2,200,000     $     2,200     $    19,800     $   (22,000)    $         0
                                               -----------     -----------     -----------     -----------     -----------
Net loss, December 31, 2001                                                                            (85)            (85)
Balance, December 31, 2001                       2,200,000     $     2,200     $    19,800     $   (22,085)    $       (85)
                                               -----------     -----------     -----------     -----------     -----------
Net loss, December 31, 2002                                                                            (85)            (85)
Balance, December 31, 2002                       2,200,000     $     2,200     $    19,800     $   (22,170)    $      (170)
                                               -----------     -----------     -----------     -----------     -----------
Net loss, December 31, 2003                                                                            (85)            (85)
Balance, December 31, 2003                       2,200,000     $     2,200     $    19,800     $   (22,225)    $      (225)
                                               -----------     -----------     -----------     -----------     -----------
Net loss, December 31, 2004                                                                           (545)           (545)
Balance, December 31, 2004                       2,200,000     $     2,200     $    19,800     $   (22,800)    $      (800)
                                               -----------     -----------     -----------     -----------     -----------
Net loss, December 31, 2005                                                                           (200)           (200)
Balance, December 31, 2005                       2,200,000     $     2,200     $    19,800     $   (23,000)    $    (1,000)
                                               -----------     -----------     -----------     -----------     -----------
Net loss, December 31, 2006                                                                         (4,001)         (4,001)
Balance, December 31, 2006                       2,200,000     $     2,200     $    19,800     $   (27,001)    $    (5,001)
October 10, 2007, forward
  stock split 8:1                               17,600,000          17,600         (17,600)              0               0
October 31, 2007, cancellation
  of shares                                    (11,800,000)        (11,800)         11,800               0               0
Forgiveness of officer loans                             0               0          12,283               0          12,283
Expenses paid by shareholder                             0               0          25,000               0          25,000
Net loss, December 31, 2007                                                                        (33,941)        (33,941)
Balance, December 31, 2007                       8,000,000     $     8,000     $    51,283     $   (60,942)    $    (1,659)
Expenses paid by shareholder                             0               0          45,574               0          45,574
Net loss, December 31, 2008                                                                        (67,962)        (67,962)

Balance, December 31, 2008                       8,000,000     $     8,000     $    96,857     $  (128,904)    $   (24,047)
                                               ===========     ===========     ===========     ===========     ===========

                 See Accompanying Notes to Financial Statements.

                         SUNNYSIDE ACRES MOBILE ESTATES
                        (A Development Stage Enterprise)
                            Statements of Cash Flows

                                                                                           Nov. 2, 1992
                                                                      Years Ended         (inception) to
                                                               December 31,  December 31,   December 31,

                                                                   2008         2007          2008
                                                                ---------     ---------     ---------
                                                                             (Restated)
Cash Flows From
Operating Activities
   Net loss                                                     $ (67,962)    $ (33,941)    $(128,904)
   Adjustments to reconcile net loss
   to cash used in operating activities:
   Changes in assets and liabilities
   Decrease (increase) in prepaid expense                               0            25             0
   Increase (decrease) in accounts payable                         22,388         1,659        24,047
                                                                ---------     ---------     ---------

       Net cash used in
          operating activities                                  $ (45,574)    $ (32,257)    $(104,857)
                                                                ---------     ---------     ---------

Cash Flows From
Investing Activities                                            $       0     $       0     $       0
                                                                ---------     ---------     ---------

Cash Flows From
Financing Activities
   Issuance of common stock                                     $       0     $       0     $  22,000
   Increase in officer advances                                         0         7,257        12,283
   Contributed capital                                             45,574        25,000        70,574
                                                                ---------     ---------     ---------

       Net cash provided by
          financing activities                                  $  45,574     $  32,257     $ 104,857
                                                                ---------     ---------     ---------

       Net increase (decrease)
          in cash                                               $       0     $       0     $       0

Cash, beginning of period                                               0             0     $       0
                                                                ---------     ---------     ---------

Cash, end of period                                             $       0     $       0     $       0
                                                                =========     =========     =========

Supplemental Information and Non-monetary Transactions:

Interest paid                                                   $       0     $       0     $       0
                                                                =========     =========     =========

Taxes paid                                                      $       0     $       0     $       0
                                                                =========     =========     =========

Officer advances contributed to capital                         $       0     $  12,283     $  12,283
                                                                =========     =========     =========

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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2008 and 2007.

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

In December 2007, the FASB issued SFAS 160, "Noncontrolling Interests in Consolidated Financial Statements." SFAS 160 amends Accounting Research Bulletin 51, "Consolidated Financial Statements," to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the non-controlling owners of a subsidiary. SFAS 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently assessing the potential impact that the adoption of SFAS 141(R) could have on our financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities", an amendment of SFAS No. 133. SFAS 161 applies to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133 and related hedged items accounted for under SFAS 133. SFAS 161 requires entities to provide greater transparency through additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, results of operations, and cash flows. SFAS 161 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2008. We do not expect that the adoption of SFAS 161 will have a material impact on our financial condition or results of operation.

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

Restatement

The Company restated the financial statements for $1,659 of accounts payable not properly recorded on the books as of December 31, 2007. The error was found in the fourth quarter of 2008.

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

Net loss per common share

Net loss per share is calculated in accordance with SFAS No. 128, "Earnings Per Share." The weighted-average number of common shares outstanding during each period is used to compute basic loss per share. Diluted loss per share is computed using the weighted average number of shares and dilutive potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised.

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 8,000,000, and 17,827,945 for the years ended December 31, 2008 and 2007, respectively. As of December 31, 2008 and 2007, the Company had no dilutive potential common shares.

Note 3. Income Taxes

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. Per Statement of Accounting Standard No. 109 - Accounting for Income Tax and FASB Interpretation No. 48 - Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No.109, when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry-forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry-forward period.

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the twelve-months ended December 31, 2008, or during the prior three years applicable under FIN 48. As a result of the adoption of FIN 48, we did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the consolidated balance sheet. All tax returns have been appropriately filed by the Company.

The components of the Company's deferred tax asset as of December 31, 2008 and 2007 are as follows:

                                                2008           2007
                                             ---------      ---------
Net operating loss carryforward              $  45,116      $  21,329
Valuation allowance                            (45,116)       (21,329)
                                             ---------      ---------
Net deferred tax asset                       $       0      $       0
                                             =========      =========

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

                                       2008           2007      Since Inception
                                    ----------     ----------   ---------------
                                                   (Restated)

Tax at statutory rate (35%)         $   23,787     $   11,879     $   45,116
Increase in valuation allowance        (23,787)       (11,879)       (45,116)
                                    ----------     ----------     ----------
Net deferred tax asset              $        0     $        0     $        0
                                    ==========     ==========     ==========

The net federal operating loss carry forward will expire between 2018 and 2028. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

                         SUNNYSIDE ACRES MOBILE ESTATES
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS

Note 3. Income Taxes (continued)

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. Per Statement of Accounting Standard No. 109 - Accounting for Income Tax and FASB Interpretation No. 48 - Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No.109, when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry-forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry-forward period.

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the twelve-months ended December 31, 2008, or during the prior three years applicable under FIN 48. As a result of the adoption of FIN 48, we did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the consolidated balance sheet. All tax returns have been appropriately filed by the Company.

The components of the Company's deferred tax asset as of December 31, 2008 and 2007 are as follows:

                                                2008           2007
                                             ---------      ---------
Net operating loss carryforward              $  45,116      $  21,329
Valuation allowance                            (45,116)       (21,329)
                                             ---------      ---------
Net deferred tax asset                       $       0      $       0
                                             =========      =========

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

                                       2008           2007      Since Inception
                                    ----------     ----------   ---------------
                                                   (Restated)

Tax at statutory rate (35%)         $   23,787     $   11,879     $   45,116
Increase in valuation allowance        (23,787)       (11,879)       (45,116)
                                    ----------     ----------     ----------
Net deferred tax asset              $        0     $        0     $        0
                                    ==========     ==========     ==========

The net federal operating loss carry forward will expire between 2018 and 2028. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

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

Note 6. Officers Advances

The Company has incurred costs while seeking additional capital through a merger with an existing company. A former officer of the Company advanced funds on behalf of the Company to pay for these costs. These funds have been advanced interest free. As of December 31, 2008 and 2007, the company owed the former officer $0. As part of the agreement to sell shares to new majority owners, the former officer forgave the advanced funds through December 31, 2007 in the amount of $12,283. The Company treated the $12,283 as additional paid-in capital for the Company during the year ended December 31, 2007.

The new officer of the Company has advanced funds totaling $45,574 and $25,000 during 2008 and 2007, respectively, for expenses of the Company. The officer does not request reimbursement of these advances and the Company treated the $70,574 as additional paid-in capital.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2009                    Sunnyside Acres Mobile Estates.


                                        /s/ Hui Ping Cheng
                                        ----------------------------------------
                                        By: Hui Ping Cheng

                                        President, Chief Executive Officer and
                                        Chief Financial Officer (Principal
                                        Executive and Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 15, 2009.

Signature                                          Title


/s/ Hui Ping Cheng           President, Chief Executive Officer, Chief Financial
----------------------       Officer, and a Director (Principal Executive and
Hui Ping Cheng               Financial Officer)