Form 10-Q
period 2009-03-31
SUNNYSIDE ACRES MOBILE ESTATES
filed 2009-05-21
CIK 1119809

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED March 31, 2009

                                       OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION FROM _______ TO ________.

                        COMMISSION FILE NUMBER: 000-52224

                         SUNNYSIDE ACRES MOBILE ESTATES
                       (Exact Name of Issuer as Specified in its Charter)

                NEVADA                                       88-0409166
   (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                      Identification No.)

  P.O. Box 031-088, Shennan Zhong Road,
    Shenzhen City, P.R. China 518031                            n/a
 (Address of principal executive offices)                    (Zip code)

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

At March 31, 2009, there were outstanding 8,000,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes |_| No |X|

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                           SUNNYSIDE ACRES MOBILE ESTATES
                        (A Development Stage Enterprise)

                                    CONTENTS

FINANCIAL STATEMENTS

   Balance Sheets                                                            F-1

   Statements of Operations                                                  F-2

   Statements of Stockholders' Deficit                                     F-3-4

   Statements of Cash Flows                                                  F-5

   Notes to Financial Statements                                           F-6-9

                         SUNNYSIDE ACRES MOBILE ESTATES
                        (A Development Stage Enterprise)
                                 BALANCE SHEETS

                                                                  March 31,
                                                                     2009         December 31,
                                                                 (Unaudited)          2008
                                                                -------------     ------------
                                     ASSETS
CURRENT ASSETS                                                  $           0     $          0
                                                                -------------     ------------
            Total current assets                                $           0     $          0
                                                                -------------     ------------
                   Total assets                                 $           0     $          0
                                                                =============     ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                           $      29,547     $     24,047
     Officers advances                                                      0                0
                                                                -------------     ------------
            Total current liabilities                           $      29,547     $     24,047
                                                                -------------     ------------
STOCKHOLDERS' DEFICIT
     Common stock: $0.001 par value;
        authorized 25,000,000 shares; issued
        and outstanding:  8,000,000                                     8,000            8,000
     Additional paid-in capital                                        96,857           96,857
     Accumulated deficit during development stage                    (134,404)        (128,904)
                                                                -------------     ------------
            Total stockholders' deficit                         $     (29,547)    $    (24,047)
                                                                =============     ============
                   Total liabilities and
                   stockholders' deficit                        $           0     $          0
                                                                =============     ============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                         SUNNYSIDE ACRES MOBILE ESTATES
                        (A Development Stage Enterprise)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                   Nov. 2, 1992
                                      Three Months Ended         (inception) to
                                  March 31,         March 31,        March 31,
                                    2009              2008             2009
                                ------------     -------------     ------------
Revenues                        $          0     $           0     $          0

Cost of revenue                            0                 0                0
                                ------------     -------------     ------------
       Gross profit             $          0     $           0     $          0
General, selling and
   administrative expenses             5,500            18,851          134,404
                                ------------     -------------     ------------
       Operating loss           $     (5,500)    $     (18,851)    $   (134,404)

Nonoperating income (expense)              0                 0                0
                                ------------     -------------     ------------
   Net loss                     $     (5,500)    $     (18,851)    $   (134,404)
                                ============     =============     ============

   Net loss per share, basic
   and diluted                  $     (0.00)      $     (0.00)
                                ===========       ===========

   Average number of shares
   of common stock outstanding    8,000,000         8,000,000
                                ===========       ===========

                 See Accompanying Notes to Financial Statements.

                         SUNNYSIDE ACRES MOBILE ESTATES
                        (A Development Stage Enterprise)
                       STATEMENTS OF STOCKHOLDERS' DEFICIT
                                   (UNAUDITED)

                                                                                        Accumulated
                                                                                          Deficit
                                              Common Stock             Additional         During
                                      ---------------------------       Paid-In        Development
                                        Shares          Amount          Capital            Stage            Total
                                      ----------    -------------     ------------     -------------     ------------
                                                                                         (Restated)
November 2, 1992, issue
  common stock                         2,200,000    $       2,200     $     19,800     $           0     $     22,000
Net loss, December 31, 1992                                                                     (340)            (340)
                                      ----------    -------------     ------------     -------------     ------------
Balance, December 31, 1992             2,200,000    $       2,200     $     19,800     $        (340)    $     21,660
Net loss, December 31, 1993                                                                      (85)             (85)
                                      ----------    -------------     ------------     -------------     ------------
Balance, December 31, 1993             2,200,000    $       2,200     $     19,800     $        (425)    $     21,575
Net loss, December 31, 1994                                                                      (85)             (85)
                                      ----------    -------------     ------------     -------------     ------------
Balance, December 31, 1994             2,200,000    $       2,200     $     19,800     $        (510)    $     21,490
Net loss, December 31, 1995                                                                      (85)             (85)
                                      ----------    -------------     ------------     -------------     ------------
Balance, December 31, 1995             2,200,000    $       2,200     $     19,800     $        (595)    $     21,405
Net loss, December 31, 1996                                                                      (85)             (85)
                                      ----------    -------------     ------------     -------------     ------------
Balance, December 31, 1996             2,200,000    $       2,200     $     19,800     $        (680)    $     21,320
Net loss, December 31, 1997                                                                      (85)             (85)
                                      ----------    -------------     ------------     -------------     ------------
Balance, December 31, 1997             2,200,000    $       2,200     $     19,800     $        (765)    $      21235
Net loss, December 31, 1998                                                                     (225)            (225)
                                      ----------    -------------     ------------     -------------     ------------
Balance, December 31, 1998             2,200,000    $       2,200     $     19,800     $        (990)    $     21,010
Net loss, December 31, 1999                                                                      (85)             (85)
                                      ----------    -------------     ------------     -------------     ------------
Balance, December 31, 1999             2,200,000    $       2,200     $     19,800     $      (1,075)    $     20,925)
Net loss, December 31, 2000                                                                  (20,925)         (20,925)
                                      ----------    -------------     ------------     -------------     ------------
July 3, 2000, changed from no
  par value to $0.001
July 3, 2000, forward stock
  1000:1
Balance, December 31, 2000             2,200,000    $       2,200     $     19,800     $     (22,000)    $          0
Net loss, December 31, 2001                                                                      (85)             (85)
                                      ----------    -------------     ------------     -------------     ------------
Balance, December 31, 2001             2,200,000    $       2,200     $     19,800     $     (22,085)    $        (85)
Net loss, December 31, 2002                                                                      (85)             (85)
                                      ----------    -------------     ------------     -------------     ------------
Balance, December 31, 2002             2,200,000    $       2,200     $     19,800     $     (22,170)    $       (170)
Net loss, December 31, 2003                                                                      (85)             (85)
                                      ----------    -------------     ------------     -------------     ------------
Balance, December 31, 2003             2,200,000    $       2,200     $     19,800     $     (22,225)    $       (225)
Net loss, December 31, 2004                                                                     (545)            (545)
                                      ----------    -------------     ------------     -------------     ------------
Balance, December 31, 2004             2,200,000    $       2,200     $     19,800     $     (22,800)    $       (800)
Net loss, December 31, 2005                                                                     (200)            (200)
                                      ----------    -------------     ------------     -------------     ------------
Balance, December 31, 2005             2,200,000    $       2,200     $     19,800     $     (23,000)    $     (1,000)
Net loss, December 31, 2006                                                                   (4,001)          (4,001)
                                      ----------    -------------     ------------     -------------     ------------
Balance, December 31, 2006             2,200,000    $       2,200     $     19,800     $     (27,001)    $     (5,001)
October 10, 2007, forward
  stock split 8:1                     17,600,000           17,600          (17,600)                0                0
October 31, 2007, cancellation
  of shares                          (11,800,000)         (11,800)          11,800                 0                0
Forgiveness of officer loans                   0                0           12,283                 0           12,283
Expenses paid by shareholder                   0                0           25,000                 0           25,000
Net loss, December 31, 2007                                                                  (33,941)         (33,941)
                                      ----------    -------------     ------------     -------------     ------------

                 See Accompanying Notes to Financial Statements.

                         SUNNYSIDE ACRES MOBILE ESTATES
                        (A Development Stage Enterprise)
                 STATEMENTS OF STOCKHOLDERS' DEFICIT (CONTINUED)
                                   (UNAUDITED)

                                                                                        Accumulated
                                                                                          Deficit
                                              Common Stock             Additional         During
                                      ---------------------------       Paid-In        Development
                                        Shares          Amount          Capital            Stage            Total
                                      ----------    -------------     ------------     -------------     ------------
                                                                                         (Restated)
Balance, December 31, 2007             8,000,000    $       8,000     $     51,283     $     (60,942)    $     (1,659)
Expenses paid by shareholder                   0                0           45,574                 0           45,574
Net loss, December 31, 2008                                                                  (67,962)         (67,962)
                                      ----------    -------------     ------------     -------------     ------------

Balance, December 31, 2008             8,000,000            8,000           96,857          (128,904)         (24,047)
Net loss, March 31, 2009                                                                      (5,500)          (5,500)
                                      ----------    -------------     ------------     -------------     ------------

Balance, March 31, 2009                8,000,000    $       8,000     $     96,857     $    (134,404)    $    (29,547)
                                      ==========    =============     ============     =============     ============

                 See Accompanying Notes to Financial Statements.

                         SUNNYSIDE ACRES MOBILE ESTATES
                        (A Development Stage Enterprise)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                 Nov. 2, 1992
                                                                    Three Months Ended          (inception) to
                                                                 March 31,        March 31,        March 31,
                                                                   2009             2008             2009
                                                              ------------     -------------     ------------
Cash Flows From
Operating Activities
    Net loss                                                  $     (5,500)    $     (18,851)    $   (134,404)
    Adjustments to reconcile net loss
    to cash used in operating activities:
    Changes in assets and liabilities
    Increase (decrease) in accounts payable                          5,500            18,851           29,547
                                                              ------------     -------------     ------------
         Net cash used in
            operating activities                              $          0     $          (0)    $   (104,857)
                                                              ------------     -------------     ------------
Cash Flows From
Investing Activities                                          $          0     $           0     $          0
                                                              ------------     -------------     ------------
Cash Flows From
Financing Activities
    Issuance of common stock                                  $          0     $           0     $     22,000
    Increase in officer advances                                         0                 0           12,283
    Contributed capital                                                  0                 0           70,574
                                                              ------------     -------------     ------------
         Net cash provided by
            financing activities                              $          0     $           0     $    104,857
                                                              ------------     -------------     ------------
         Net increase (decrease)
            in cash                                           $          0     $           0     $          0

Cash, beginning of period                                                0                 0     $          0
                                                              ------------     -------------     ------------
Cash, end of period                                           $          0     $           0     $          0
                                                              ============     =============     ============
Supplemental Information and Non-monetary Transactions:

Interest paid                                                 $          0     $           0     $          0
                                                              ============     =============     ============
Taxes paid                                                    $          0     $           0     $          0
                                                              ============     =============     ============
Officer advances contributed to capital                       $          0     $           0     $     12,283
                                                              ============     =============     ============

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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2009 and December 31, 2008.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 8,000,000 for the three months ended March 31, 2009 and 2008. As of March 31, 2009 and 2008, the Company had no dilutive potential common shares.

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

Note 6. Officers Advances

An officer of the Company has advanced funds totaling $70,574 from November 1, 2007 through March 31, 2009, for expenses of the Company. The officer does not request reimbursement of these advances and the Company treated the $70,574 as additional paid-in capital.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The matters discussed herein contain forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, which involve risks and uncertainties. All statements other than statements of historical information provided herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, those discussed under the heading "Risk Factors" and elsewhere in this report and the risks discussed in our other filings with the SEC. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

We have had no revenues from inception through March 31, 2009. We have a loss from inception through December 31, 2008 of $ (128,904) and from inception through March 31, 2009 of $ (134,404). We do not expect to generate any revenues over the next twelve months. Our principal business objective for the next 12 months will be to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our shareholders.

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

Liquidity and Capital Resources

As of December 31, 2008, we had no assets and a working capital deficit and stockholders' deficit of $(24,047). As of March 31, 2009, we had no assets and a working capital deficit and stockholders' deficit of $ (29,547). Our officer has advanced funds totaling $70,574 for expenses from November 1, 2007 through March 31, 2009. The officer does not request reimbursement of these advances and we have treated the $70,574 as additional paid-in capital. The capital requirements relating to implementation of our business plan will be significant.

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

                                     PART II

                                OTHER INFORMATION

Item 1A - Risk Factors.

      There have been no material changes in the risk factors previously disclosed in the Registrant's Form 10-K for the fiscal year ended December 31, 2008.

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

Dated: May 20, 2009                               SUNNYSIDE ACRES MOBILE ESTATES


                                                  By: /s/Hui Peng Cheng
                                                      --------------------------
                                                      Hui Peng Cheng
                                                      President