Form 10-Q
period 2009-06-30
SUNNYSIDE ACRES MOBILE ESTATES
filed 2009-08-14
CIK 1119809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED June 30, 2009

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

At June 30, 2009, there were outstanding 8,000,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes |_| No |X|

PART I

ITEM 1. FINANCIAL STATEMENTS

SUNNYSIDE ACRES MOBILE ESTATES
(A Development Stage Enterprise)

CONTENTS

SUNNYSIDE ACRES MOBILE ESTATES
(A Development Stage Enterprise)
BALANCE SHEETS

	June 30,
	2009	December 31,
	(Unaudited)	2008

ASSETS

CURRENT ASSETS	$0	$0

Total current assets	$0	$0

Total assets	$0	$0

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$45,905	$24,047
Officers advances	0	0

Total current liabilities	$45,905	$24,047

STOCKHOLDERS’ DEFICIT
Common stock: $0.001 par value;
authorized 25,000,000 shares; issued
and outstanding: 8,000,000	8,000	8,000
Additional paid-in capital	104,857	96,857
Accumulated deficit during development stage	(158,762)	(128,904)

Total stockholders’ deficit	$(45,905)	$(24,047)

Total liabilities and
stockholders’ deficit	$0	$0

See Accompanying Notes to Financial Statements.

SUNNYSIDE ACRES MOBILE ESTATES
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS
(UNAUDITED)

					Nov. 2, 1992
	Three Months Ended		Six Months Ended		(inception) to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008	2009

Revenues	$0	$0	$0	$0	$0

Cost of revenue	0	0	0	0	0

Gross profit	$0	$0	$0	$0	$0
General, selling and
administrative expenses	24,358	17,198	29,858	36,049	158,762
Operating loss	$(24,358)	$(17,198)	$(29,858)	$(36,049)	$(158,762)

Nonoperating income (expense)	0	0	0	0	0

Net loss	$(24,358)	$(17,198)	$(29,858)	$(36,049)	$(158,762)

Net loss per share, basic
and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Average number of shares
of common stock outstanding	8,000,000	8,000,000	8,000,000	8,000,000

See Accompanying Notes to Financial Statements.

SUNNYSIDE ACRES MOBILE ESTATES
(A Development Stage Enterprise)
STATEMENTS OF STOCKHOLDERS’ DEFICIT
(UNAUDITED)

				Accumulated
				Deficit
			Additional	During
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage	Total
				(Restated)
November 2, 1992, issue
common stock	2,200,000	$2,200	$19,800	$0	$22,000
Net loss, December 31, 1992				(340)	(340)
Balance, December 31, 1992	2,200,000	$2,200	$19,800	$(340)	$21,660
Net loss, December 31, 1993				(85)	(85)
Balance, December 31, 1993	2,200,000	$2,200	$19,800	$(425)	$21,575
Net loss, December 31, 1994				(85)	(85)
Balance, December 31, 1994	2,200,000	$2,200	$19,800	$(510)	$21,490
Net loss, December 31, 1995				(85)	(85)
Balance, December 31, 1995	2,200,000	$2,200	$19,800	$(595)	$21,405
Net loss, December 31, 1996				(85)	(85)
Balance, December 31, 1996	2,200,000	$2,200	$19,800	$(680)	$21,320
Net loss, December 31, 1997				(85)	(85)
Balance, December 31, 1997	2,200,000	$2,200	$19,800	$(765)	$21235
Net loss, December 31, 1998				(225)	(225)
Balance, December 31, 1998	2,200,000	$2,200	$19,800	$(990)	$21,010
Net loss, December 31, 1999				(85)	(85)
Balance, December 31, 1999	2,200,000	$2,200	$19,800	$(1,075)	$20,925)
Net loss, December 31, 2000				(20,925)	(20,925)
July 3, 2000, changed from no
par value to $0.001
July 3, 2000, forward stock
1000:1
Balance, December 31, 2000	2,200,000	$2,200	$19,800	$(22,000)	$0
Net loss, December 31, 2001				(85)	(85)
Balance, December 31, 2001	2,200,000	$2,200	$19,800	$(22,085)	$(85)
Net loss, December 31, 2002				(85)	(85)
Balance, December 31, 2002	2,200,000	$2,200	$19,800	$(22,170)	$(170)
Net loss, December 31, 2003				(85)	(85)
Balance, December 31, 2003	2,200,000	$2,200	$19,800	$(22,225)	$(225)
Net loss, December 31, 2004				(545)	(545)
Balance, December 31, 2004	2,200,000	$2,200	$19,800	$(22,800)	$(800)
Net loss, December 31, 2005				(200)	(200)
Balance, December 31, 2005	2,200,000	$2,200	$19,800	$(23,000)	$(1,000)
Net loss, December 31, 2006				(4,001)	(4,001)
Balance, December 31, 2006	2,200,000	$2,200	$19,800	$(27,001)	$(5,001)
October 10, 2007, forward
stock split 8:1	17,600,000	17,600	(17,600)	0	0
October 31, 2007, cancellation
of shares	(11,800,000)	(11,800)	11,800	0	0
Forgiveness of officer loans	0	0	12,283	0	12,283
Expenses paid by shareholder	0	0	25,000	0	25,000
Net loss, December 31, 2007				(33,941)	(33,941)

See Accompanying Notes to Financial Statements.

SUNNYSIDE ACRES MOBILE ESTATES
(A Development Stage Enterprise)
STATEMENTS OF STOCKHOLDERS’ DEFICIT (CONTINUED)
(UNAUDITED)

				Accumulated
				Deficit
			Additional	During
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage	Total
				(Restated)
Balance, December 31, 2007	8,000,000	$8,000	$51,283	$(60,942)	$(1,659)
Expenses paid by shareholder	0	0	45,574	0	45,574
Net loss, December 31, 2008				(67,962)	(67,962)

Balance, December 31, 2008	8,000,000	8,000	96,857	(128,904)	(24,047)
Expenses paid by shareholder	0	0	8,000	0	8,000
Net loss, June 30, 2009				(29,858)	(29,858)

Balance, June 30, 2009	8,000,000	$8,000	$104,857	$(158,762)	$(45,905)

See Accompanying Notes to Financial Statements.

SUNNYSIDE ACRES MOBILE ESTATES
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS
(UNAUDITED)
			Nov. 2, 1992
	Six Months Ended		(inception) to
	June 30,	June 30,	June 30,
	2009	2008	2009
Cash Flows From
Operating Activities
Net loss	$(29,858)	$(36,049)	$(158,762)
Adjustments to reconcile net loss
to cash used in operating activities:
Changes in assets and liabilities
Increase (decrease) in accounts payable	21,858	18,851	45,905

Net cash used in
operating activities	$(8,000)	$(0)	$(112,857)

Cash Flows From
Investing Activities	$0	$0	$0

Cash Flows From
Financing Activities
Issuance of common stock	$0	$0	$22,000
Increase in officer advances	0	0	12,283
Contributed capital	8,000	0	78,574

Net cash provided by
financing activities	$8,000	$0	$112,857

Net increase (decrease)
in cash	$0	$0	$0

Cash, beginning of period	0	0	$0

Cash, end of period	$0	$0	$0

Supplemental Information and Non-monetary Transactions:

Interest paid	$0	$0	$0

Taxes paid	$0	$0	$0

Officer advances contributed to capital	$0	$0	$12,283

See Accompanying Notes to Financial Statements.

SUNNYSIDE ACRES MOBILE ESTATES
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 1.                      Nature of Business and Significant Accounting Policies

Nature of business:

Sunnyside Acres Mobile Estates (“Company”) was organized November 2, 1992 under the laws of the State of Nevada.  The Company currently has no operations and, in accordance with Statement of Financial Accounting Standard (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises,” is considered a Development Stage Enterprise.

On November 1, 2007, after the cancellation of shares described in Note 2, the controlling shareholders sold their remaining 15.63% of common shares in a private transaction, resulting in a change of control of the Company to Max Time Enterprise Limited.

A summary of the Company’s significant accounting policies is as follows:

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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of June 30, 2009 and December 31, 2008.

Income taxes

Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes.”  Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.  A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by SFAS No. 109 to allow recognition of such an asset. See Note 5.

SUNNYSIDE ACRES MOBILE ESTATES
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 1.          Nature of Business and Significant Accounting Policies (continued)

Effective November 1, 2007, the Company adopted the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of FIN 48 did not have a material impact on the Company’s financial position, results of operation or liquidity.  The current Company policy classifies any interest recognized on an underpayment of income taxes as interest expense and classifies any statutory penalties recognized on a tax position taken as selling, general and administrative expense.

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

Summary of New Accounting Pronouncements

In April 2009, the FASB issued FASB Staff Position 107-1 and Accounting Principles Board 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (“FSP 107-1”). FSP 107-1 amends SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009. FSP107-1 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The Company adopted FSP 107-1 in the second quarter of 2009. FSP 107-1 did not have a material impact on the financial statements.

In April 2009, the FASB issued FASB Staff Positions 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2 and 124-2”). FSP 115-2 and 124-2 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP 115-2 and 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The Company adopted FSP 115-2 and 124-2 in the second quarter of 2009. FSP 115-2 and 124-2 did not have a material impact on the financial statements.

SUNNYSIDE ACRES MOBILE ESTATES
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 1.           Nature of Business and Significant Accounting Policies (continued)

In April 2009, the FASB issued FASB Staff Position 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (“FSP 157-4”). FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted FSP 157-4 in the second quarter of 2009. FSP 107-1 did not have a material impact on the financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events,” (“SFAS No. 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 applies to both interim financial statements and annual financial statements. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. SFAS 165 does not have a material impact on our financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140,” (“SFAS 166”). SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company will adopt SFAS 166 in fiscal 2010. The Company does not expect that the adoption of SFAS 166 will have a material impact on the consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R),” (“SFAS 167”). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt SFAS 167 in fiscal 2010. The Company does not expect that the adoption of SFAS 166 will have a material impact on the consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” (“SFAS 168”). SFAS 168 replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, and establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company will begin to use the new

SUNNYSIDE ACRES MOBILE ESTATES
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 1.            Nature of Business and Significant Accounting Policies (continued)

Codification when referring to GAAP in its annual report on Form 10-K for the fiscal year ending January 3, 2010. This will not have an impact on the consolidated results of the Company.

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

Note 2.           Stockholders’ Equity

Common stock

The authorized common stock of the Company consists of 25,000,000 shares with par value of $0.001.  On November 2, 1992 the Company authorized and issued 22,000 shares of its no par value common stock in consideration of $22,000 in cash.

On July 3, 2000, the State of Nevada approved the Company’s restated Articles of Incorporation, which increased its capitalization from 2,500 common shares to 25,000,000 common shares.  The no par value was changed to $0.001 per share.

On June 29, 2000, the Company’s shareholders approved a forward split of its common stock at one thousand shares for one share of the existing shares.  The number of common stock shares outstanding increased from 22,000 to 2,200,000.  Prior period information has been restated to reflect the stock split.

On October 10, 2007, the Company’s shareholders approved a forward split of its common stock at eight shares for one share of the existing shares.  The number of common stock shares outstanding increased from 2,200,000 to 19,800,000.  Prior period information has been restated to reflect the stock split.

On October 31, 2007, the Company’s former officers and directors agreed to cancel and return to the Company 11,800,000 shares of the Company’s common stock.

The Company has not authorized any preferred stock.

SUNNYSIDE ACRES MOBILE ESTATES
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 2.           Stockholders’ Equity

Net loss per common share

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings Per Share.”  The weighted-average number of common shares outstanding during each period is used to compute basic loss per share.  Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding.  Dilutive potential common shares are additional common shares assumed to be exercised.

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 8,000,000 for the three and six months ended June 30, 2009 and 2008.  As of June 30, 2009 and 2008, the Company had no dilutive potential common shares.

Note 3.           Income Taxes

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. Per Statement of Accounting Standard No. 109 – Accounting for Income Tax and FASB Interpretation No. 48 - Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No.109, when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.  We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry-forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry-forward period.

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

Note 6.           Officers Advances

An officer of the Company has advanced funds totaling $78,574 from November 1, 2007 through June 30, 2009, for expenses of the Company. The officer does not request reimbursement of these advances and the Company treated the $78,574 as additional paid-in capital.

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

We have had no revenues from inception through June 30, 2009. We have a loss from inception through December 31, 2008 of $ (128,904) and from inception through June 30, 2009 of $ (158,762). We do not expect to generate any revenues over the next twelve months. Our principal business objective for the next 12 months will be to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our shareholders.

During the next 12 months we anticipate incurring costs related to filing of Exchange Act reports, and costs relating to consummating an acquisition. We believe we will be able to meet these costs through amounts, as necessary, to be loaned by or invested in us by our principal stockholder, management or other investors. We have no specific plans, understandings or agreements with respect to the raising of such funds, and we may seek to raise the required capital by the issuance of equity or debt securities or by other means. Since we have no such arrangements or plans currently in effect, our inability to raise funds for the consummation of an acquisition may have a severe negative impact on our ability to become a viable company.

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

Liquidity and Capital Resources

      As of December 31, 2008, we had no assets and a working capital deficit and stockholders' deficit of $(24,047). As of June 30, 2009, we had no assets and a working capital deficit and stockholders' deficit of $ (45,905). Our officer has advanced funds totaling $78,574 for expenses from November 1, 2007 through June 30, 2009. The officer does not request reimbursement of these advances and we have treated the $78,574 as additional paid-in capital. The capital requirements relating to implementation of our business plan will be significant.

      Management plans to rely on the proceeds from new debt or equity financing and the sale of shares held by it to finance its ongoing operations. During the next twelve months, we intend to continue to seek additional capital in order to meet our cash flow and working capital. There is no assurance that we will be successful in achieving any such financing or raise sufficient capital to fund our operations and further development. We cannot assure you that financing will be available to us on commercially reasonable terms, if at all. If we are not successful in sourcing significant additional capital in the near future, we will be required to significantly curtail or cease ongoing operations and consider alternatives that would have a material adverse affect on our business, results of operations and financial condition.

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

Recent Accounting Pronouncements

In April 2009, the FASB issued FASB Staff Position 107-1 and Accounting Principles Board 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (“FSP 107-1”). FSP 107-1 amends SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009. FSP107-1 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The Company adopted FSP 107-1 in the second quarter of 2009. FSP 107-1 did not have a material impact on the financial statements.

In April 2009, the FASB issued FASB Staff Positions 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2 and 124-2”). FSP 115-2 and 124-2 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP 115-2 and 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The Company adopted FSP 115-2 and 124-2 in the second quarter of 2009. FSP 115-2 and 124-2 did not have a material impact on the financial statements.

In April 2009, the FASB issued FASB Staff Position 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (“FSP 157-4”). FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted FSP 157-4 in the second quarter of 2009. FSP 107-1 did not have a material impact on the financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events,” (“SFAS No. 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 applies to both interim financial statements and annual financial statements. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. SFAS 165 does not have a material impact on our financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140,” (“SFAS 166”). SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company will adopt SFAS 166 in fiscal 2010. The Company does not expect that the adoption of SFAS 166 will have a material impact on the consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R),” (“SFAS 167”). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt SFAS 167 in fiscal 2010. The Company does not expect that the adoption of SFAS 166 will have a material impact on the consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” (“SFAS 168”). SFAS 168 replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, and establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company will begin to use the new Codification when referring to GAAP in its annual report on Form 10-K for the fiscal year ending January 3, 2010. This will not have an impact on the consolidated results of the Company.

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

(b) Changes in Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during our most recently completed fiscal quarter which is the subject of this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A – RISK FACTORS.

      There have been no material changes in the risk factors previously disclosed in the Registrant's Form 10-K for the fiscal year ended December 31, 2008.

ITEM 6 - EXHIBITS

      The following exhibits are filed with this report:

31.1	Rule 13a-14(a)/15d-14(a) - Certification of Chief Executiveand Financial Officer.

32.1	Section 1350 Certification - Chief Executive and Financial Officer.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNNYSIDE ACRES MOBILE ESTATES

Dated: August 14, 2009	By:	/s/ Hui Peng Cheng
Hui Peng Cheng
President