Form 10-Q
period 2009-09-30
SUNNYSIDE ACRES MOBILE ESTATES
filed 2009-11-13
CIK 1119809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2009

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

At September 30, 2009, there were outstanding 8,000,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes |_| No |X|

PART I

 FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNNYSIDE ACRES MOBILE ESTATES
(A Development Stage Enterprise)

SUNNYSIDE ACRES MOBILE ESTATES
(A Development Stage Enterprise)
BALANCE SHEETS

	September 30,
	2009	December 31,
	(Unaudited)	2008
ASSETS
CURRENT ASSETS	$0	$0

Total current assets	$0	$0

Total assets	$0	$0

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$4,841	$24,047
Officers advances	0	0

Total current liabilities	$4,841	$24,047

STOCKHOLDERS’ DEFICIT
Common stock: $0.001 par value; authorized 25,000,000 shares; issued
and outstanding: 8,000,000	8,000	8,000
Additional paid-in capital	104,857	96,857
Accumulated deficit during development stage	(161,837)	(128,904)

Total stockholders’ deficit	$(4,841)	$(24,047)

Total liabilities and
stockholders’ deficit	$0	$0

See Accompanying Notes to Financial Statements.

SUNNYSIDE ACRES MOBILE ESTATES
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended		Nov. 2, 1992 (inception) to
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008	September 30, 2009

Revenues	$0	$0	$0	$0	$0

Cost of revenue	0	0	0	0	0

Gross profit	$0	$0	$0	$0	$0

General, selling and administrative expenses	3,075	17,525	32,933	53,574	161,837
Operating loss	$(3,075)	$(17,525)	$(32,933)	$(53,574)	$(161,837)

Nonoperating income (expense)	0	0	0	0	0

Net loss	$(3,075)	$(17,525)	$(32,933)	$(53,574)	$(161,837)

Net loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Average number of shares of common stock outstanding	8,000,000	8,000,000	8,000,000	8,000,000

See Accompanying Notes to Financial Statements.

SUNNYSIDE ACRES MOBILE ESTATES
(A Development Stage Enterprise)
STATEMENTS OF STOCKHOLDERS’ DEFICIT
(UNAUDITED)

	Common Stock		Additional Paid-In	Accumulated Deficit During Development
	Shares	Amount	Capital	Stage	Total
				(Restated)
November 2, 1992, issue
common stock	2,200,000	$2,200	$19,800	$0	$22,000
Net loss, December 31, 1992				(340)	(340)
Balance, December 31, 1992	2,200,000	$2,200	$19,800	$(340)	$21,660
Net loss, December 31, 1993				(85)	(85)
Balance, December 31, 1993	2,200,000	$2,200	$19,800	$(425)	$21,575
Net loss, December 31, 1994				(85)	(85)
Balance, December 31, 1994	2,200,000	$2,200	$19,800	$(510)	$21,490
Net loss, December 31, 1995				(85)	(85)
Balance, December 31, 1995	2,200,000	$2,200	$19,800	$(595)	$21,405
Net loss, December 31, 1996				(85)	(85)
Balance, December 31, 1996	2,200,000	$2,200	$19,800	$(680)	$21,320
Net loss, December 31, 1997				(85)	(85)
Balance, December 31, 1997	2,200,000	$2,200	$19,800	$(765)	$21235
Net loss, December 31, 1998				(225)	(225)
Balance, December 31, 1998	2,200,000	$2,200	$19,800	$(990)	$21,010
Net loss, December 31, 1999				(85)	(85)
Balance, December 31, 1999	2,200,000	$2,200	$19,800	$(1,075)	$20,925)
Net loss, December31, 2000				(20,925)	(20,925)
July 3, 2000, changed from no par value to $0.00 1
July 3, 2000, forward stock 1000:1
Balance, December 31,2000	2,200,000	$2,200	$19,800	$(22,000)	$0
Net loss, December 31, 2001				(85)	(85)
Balance, December 31,2001	2,200,000	$2,200	$19,800	$(22,085)	$(85)
Net loss, December 31, 2002				(85)	(85)
Balance, December 31,2002	2,200,000	$2,200	$19,800	$(22,170)	$(170)
Net loss, December 31, 2003				(85)	(85)
Balance, December 31,2003	2,200,000	$2,200	$19,800	$(22,225)	$(225)
Net loss, December 31, 2004				(545)	(545)
Balance, December 31,2004	2,200,000	$2,200	$19,800	$(22,800)	$(800)
Net loss, December31, 2005				(200)	(200)
Balance, December 31,2005	2,200,000	$2,200	$19,800	$(23,000)	$(1,000)
Net loss, December 31, 2006				(4,001)	(4,001)
Balance, December 31,2006	2,200,000	$2,200	$19,800	$(27,001)	$(5,001)
October 10, 2007, forward stock split 8:1	17,600,000	17,600	(17,600)	0	0
October31, 2007, cancellation of shares	(11,800,000)	(11,800)	11,800	0	0
Forgiveness of officer loans	0	0	12,283	0	12,283
Expenses paid by shareholder	0	0	25,000	0	25,000
Net loss, December 31, 2007				(33,941)	(33,941)

See Accompanying Notes to Financial Statements.

SUNNYSIDE ACRES MOBILE ESTATES
(A Development Stage Enterprise)
STATEMENTS OF STOCKHOLDERS’ DEFICIT (CONTINUED)
(UNAUDITED)

	Common Stock		Additional Paid-In	Accumulated Deficit During Development
	Shares	Amount	Capital	Stage	Total
				(Restated)
Balance, December 31,2007	8,000,000	$8,000	$51,283	$(60,942)	$(1,659)
Expenses paid by shareholder	0	0	45,574	0	45,574
Net loss, December31, 2008				(67,962)	(67,962)

Balance, December 31,2008	8,000,000	8,000	96,857	(128,904)	(24,047)
Expenses paid by shareholder	0	0	52,139	0	52,139
Net loss, September 30, 2009				(32,933)	(32,933)

Balance, September 30, 2009	8,000,000	$8,000	$148,996	$(161,837)	$(4,841)

See Accompanying Notes to Financial Statements.

SUNNYSIDE ACRES MOBILE ESTATES
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended		Nov. 2, 1992 (inception) to
	September 30,	September 30,	September 30,
	2009	2008	2009
Cash Flows From
Operating Activities
Net loss	$(32,933)	$(53,574)	$(161,837)
Adjustments to reconcile net loss
to cash used in operating activities:
Changes in assets and liabilities
Increase (decrease) in accounts payable	(19,206)	16,500	4,841

Net cash used in
operating activities	$(52,139)	$(37,074)	$(156,996)

Cash Flows From
Investing Activities	$0	$0	$0

Cash Flows From
Financing Activities
Issuance of common stock	$0	$0	$22,000
Increase in officer advances	0	0	12,283
Contributed capital	52,139	37,074	122,713

Net cash provided by
financing activities	$52,139	$37,074	$156,996

Net increase (decrease)
in cash	$0	$0	$0

Cash, beginning of period	$0	$0	$0

Cash, end of period	$0	$0	$0

Supplemental Information and Non-monetary Transactions:

Interest paid	$0	$0	$0

Taxes paid	$0	$0	$0

Officer advances contributed to capital	$52,139	$37,074	$134,996

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

The Company has evaluated subsequent events through November 11, 2009, the date these financial statements were issued.

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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of September 30, 2009 and December 31, 2008.

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

Summary of New Accounting Pronouncements

In October 2009, the FASB approved for issuance Emerging Issues Task Force (“EITF”) issue 08-01, “Revenue Arrangements with Multiple Deliverables.” This statement provides principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. The EITF introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. The Company does not expect the adoption of this statement to have a material effect on its financial statements or disclosures.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, “Measuring Liabilities at Fair Value,” (“ASU 2009-05”). ASU 2009-05 updates ASC 820, “Fair Value Measurements,” and provides guidance on measuring the fair value of liabilities and is effective for the first interim or annual reporting period beginning after its issuance. The Company’s adoption of ASU 2009-05 did not have an effect on its disclosure of the fair value of its liabilities.

SUNNYSIDE ACRES MOBILE ESTATES
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Nature of Business and Significant Accounting Policies (continued)

On June 12, 2009 the FASB issued ASC 860 (formerly SFAS No. 166, “Accounting for Transfers of Financial Assets,”) ASC 860 revises SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets, the FASB said. The statement eliminates the concept of a qualifying special-purpose entity, changes the requirements for the derecognition of financial assets, and calls upon sellers of the assets to make additional disclosures about them.  ASC 860 will be effective at the start of the first fiscal year beginning after November 15, 2009, which will mean January 2010 for companies that are on calendar years.

On June 12, 2009, the FASB issued ASC 810 (formerly SFAS No. 167, “Amendments to FASB Interpretation (FIN) No. 46(R), “Consolidation of Variable Interest Entities,”) by altering how a company determines when an entity that is insufficiently capitalized or not controlled through voting should be consolidated, the FASB said. A company has to determine whether it should provide consolidated reporting of an entity based upon the entity's purpose and design and the parent company's ability to direct the entity's actions. ASC 810 will be effective at the start of the first fiscal year beginning after November 15, 2009, which will mean January 2010 for companies that are on calendar years.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued ASC Statement No. 105,   the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“ASC 105”).  ASC 105 will become the single source authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related accounting literature.  ASC 105 reorganized the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure.  Also included is relevant SEC guidance organized using the same topical structure in separate sections.  The Company adopted ASC 105 for the financial statements ended September 30, 2009.  The adoption of ASC 105 did not have an impact on the Company’s financial position or results of operations.

Going concern

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of b usiness. Currently, the Company does not have cash, or material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The officers and directors have committed to advancing certain operating costs of the Company.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 8,000,000 for the three and nine months ended September 30, 2009 and 2008.  As of September 30, 2009 and 2008, the Company had no dilutive potential common shares.

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

Note 6.          Officers Advances

An officer of the Company has advanced funds totaling $122,713 from November 1, 2007 through September 30, 2009, for expenses of the Company. The officer does not request reimbursement of these advances and the Company treated the $122,713 as additional paid-in capital.

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

We have had no revenues from inception through September 30, 2009. We have a loss from inception through December 31, 2008 of $ (128,904) and from inception through September 30, 2009 of $ (161,837). We do not expect to generate any revenues over the next twelve months. Our principal business objective for the next 12 months will be to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our shareholders.

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

Liquidity and Capital Resources

      As of December 31, 2008, we had no assets and a working capital deficit and stockholders' deficit of $(24,047). As of September 30, 2009, we had no assets and a working capital deficit and stockholders' deficit of $ (4,841). Our officer has advanced funds totaling $122,713 for expenses from November 1, 2007 through September 30, 2009. The officer does not request reimbursement of these advances and we have treated the $122,713 as additional paid-in capital. The capital requirements relating to implementation of our business plan will be significant.

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

Summary of New Accounting Pronouncements

In October 2009, the FASB approved for issuance Emerging Issues Task Force (“EITF”) issue 08-01, “Revenue Arrangements with Multiple Deliverables.” This statement provides principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. The EITF introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. The Company does not expect the adoption of this statement to have a material effect on its financial statements or disclosures.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, “Measuring Liabilities at Fair Value,” (“ASU 2009-05”). ASU 2009-05 updates ASC 820, “Fair Value Measurements,” and provides guidance on measuring the fair value of liabilities and is effective for the first interim or annual reporting period beginning after its issuance. The Company’s adoption of ASU 2009-05 did not have an effect on its disclosure of the fair value of its liabilities.

On June 12, 2009 the FASB issued ASC 860 (formerly SFAS No. 166, “Accounting for Transfers of Financial Assets,”) ASC 860 revises SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets, the FASB said. The statement eliminates the concept of a qualifying special-purpose entity, changes the requirements for the derecognition of financial assets, and calls upon sellers of the assets to make additional disclosures about them.  ASC 860 will be effective at the start of the first fiscal year beginning after November 15, 2009, which will mean January 2010 for companies that are on calendar years.

On June 12, 2009, the FASB issued ASC 810 (formerly SFAS No. 167, “Amendments to FASB Interpretation (FIN) No. 46(R), “Consolidation of Variable Interest Entities,”) by altering how a company determines when an entity that is insufficiently capitalized or not controlled through voting should be consolidated, the FASB said. A company has to determine whether it should provide consolidated reporting of an entity based upon the entity's purpose and design and the parent company's ability to direct the entity's actions. ASC 810 will be effective at the start of the first fiscal year beginning after November 15, 2009, which will mean January 2010 for companies that are on calendar years.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued ASC Statement No. 105, the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“ASC 105”).  ASC 105 will become the single source authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related accounting literature.  ASC 105 reorganized the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure.  Also included is relevant SEC guidance organized using the same topical structure in separate sections.  The Company adopted ASC 105 for the financial statements ended September 30, 2009.  The adoption of ASC 105 did not have an impact on the Company’s financial position or results of operations.

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

SUNNYSIDE ACRES MOBILE ESTATES

Dated: November 13, 2009	By:	/s/ Hui Peng Cheng
Hui Peng Cheng
President