Form 10-K/A
period 2008-12-31
SUNNYSIDE ACRES MOBILE ESTATES
filed 2010-01-20
CIK 1119809

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to________________

Commission file number 000-52224

Sunnyside Acres Mobile Estates
(Name of issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0409166 (I.R.S. Employer Identification No.)

P.O. Box 031-088, Shennan Zhong Road,
Shenzhen City, P.R. China 518031

(Address of principal executive offices)
(Zip Code)

Issuer's telephone number: 011-86-21-61050200

Securities registered under Section 12(b) of the Exchange Act

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:
Common stock $0.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐ (Do not check if a smaller reporting company)

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

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

DOCUMENTS INCORPORATED BY REFERENCE: None

Explanatory Note

This amendment, which is being filed in response to comments received from the staff of the Securities and Exchange Commission, amends the financial statements of the registrant in Item 8, Item 9A(T) (“Controls and Procedures”), and Item 14 (“Financial Statements and Exhibits”).

Item 8. Financial Statements

The Financial Statements in this Annual Report are presented commencing on page F-1 following Item 14.

Item 9A (T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Our senior management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

We have evaluated the effectiveness of the design and operation of its disclosure controls and procedures under the supervision of and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures were not effective at the end of the period covered by this report. In particular, deficiencies in the design and operation of internal controls over financial reporting, which may be considered to be “material weaknesses,” have prevented us from detecting the inappropriate application of U.S. generally accepted accounting practices standards.

We will continue to create and refine a structure in which critical accounting policies and estimates are identified, and together with other complex areas, are subject to multiple reviews by accounting personnel. In addition, we will enhance and test our year-end financial close process. Finally, we plan to designate individuals responsible for identifying reportable developments. We believe these actions will remediate the material weakness by focusing additional attention and resources in our internal accounting functions. However, the material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively

Management’s Annual Report on Internal Control Over Financial Reporting*.

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

During the auditing process for our 2008 annual report, we discovered inconsistencies within our financial statements for the fiscal year ended December 31, 2007 which were included in our annual report for that year. We believe this was due to the lack of internal control over the financial recording process for this period.

Our management, which assumed control of our company in November 2007 following the acquisition of a controlling interest by Max Time Enterprise Limited, performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008. This evaluation was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, Internal Control-Integrated Framework. Based upon such assessment, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were not effective as of December 31, 2008. In particular, our controls over financial reporting were not effective in the specific areas described in the “Evaluation of Disclosure Controls and Procedures” section above and as specifically described in the paragraphs below.

As of December 31, 2008 our Chief Executive Officer and Chief Financial Officer identified the following specific material weaknesses in the internal controls over our financial reporting processes:

     • Policies and Procedures for the Financial Close and Reporting Process — Currently there are no policies or procedures that clearly define the roles in the financial close and reporting process. The various roles and responsibilities related to this process should be defined, documented, updated and communicated. Failure to have such policies and procedures in place amounts to a material weakness to the internal controls over our financial reporting processes.

     • Representative with Financial Expertise — For the year ended December 31, 2008, we did not have a representative with the requisite knowledge and expertise to review the financial statements and disclosures at a sufficient level to monitor our financial statements and disclosures. Failure to have a representative with such knowledge and expertise amounts to a material weakness to the internal controls over our financial reporting processes.

     • Adequacy of Accounting Systems at Meeting Company Needs — The accounting system in place at the time of the assessment lacks the ability to identify errors in the financial statements from within the system, and there were no procedures in place or built into the system to ensure that all relevant information is secure, identified, captured, processed, and reported within the accounting system. Failure to have an adequate accounting system with procedures to ensure the information is secure and accurately recorded and reported amounts to a material weakness to the internal controls over our financial reporting processes. We had identified that there was a failure to identify all services performed for our company and corresponding expenses for those services were not properly included in the prior year financial statements.

     • Segregation of Duties — Management has identified a significant general lack of definition and segregation of duties throughout the financial reporting processes. Due to the pervasive nature of this issue, the lack of adequate definition and segregation of duties amounts to a material weakness to the internal controls over our financial reporting processes.

In light of the foregoing, once we have the adequate funds, management plans to develop the following additional procedures to help address these material weaknesses:

     • We will create and refine a structure in which critical accounting policies and estimates are identified, and together with other complex areas, are subject to multiple reviews by accounting personnel. In addition, we plan to enhance and test our month-end and year-end financial close process. We also intend to develop and implement policies and procedures for the financial close and reporting process, such as identifying the roles, responsibilities, methodologies, and review/approval process. We believe these actions will remediate the material weaknesses by focusing additional attention and resources in our internal accounting functions. However, the material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Furthermore, our senior management will continue to assess the adequacy of our financial reporting systems in contemplation of a transaction with a target business. We anticipate that following a business combination with a target business, we will have to substantially upgrade our systems to ensure the reliability of our financial statements.
___
*The foregoing report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

(3) Changes in Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during our fourth fiscal quarter for the year ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

Item 14. Exhibits, Financial Statement Schedules

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

F-1

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

March 31, 2009
Las Vegas, Nevada

3145 E. Warm Springs Road o Suite 450 o Las Vegas, Nevada 89120
PHONE: (702) 405-2200 o FAX: (702) 436-4218
E-MAIL: ktingle@kyletinglecpa.com

SUNNYSIDE ACRES MOBILE ESTATES
(A Development Stage Enterprise)
BALANCE SHEETS

	December 31,	December 31,
	2008	2007

(Restated)

ASSETS

CURRENT ASSETS	$0	$0

Total current assets	$0	$0

Total assets	$0	$0

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$24,047	$1,659
Officers advances	0	0

Total current liabilities	$24,047	$1,659

STOCKHOLDERS’ DEFICIT
Common stock: $0.001 par value; authorized 25,000,000 shares; issued and outstanding: 8,000,000	8,000	8,000
Additional paid-in capital	96,857	51,283
Accumulated deficit during development stage	(128,904)	(60,942)

Total stockholders’ deficit	$(24,047)	$(1,659)

Total liabilities and stockholders’ deficit	$0	$0

See Accompanying Notes to Financial Statements.

SUNNYSIDE ACRES MOBILE ESTATES
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS

			Nov. 2, 1992
	Years Ended		(inception) to
	December 31,	December 31,	December 31,
	2008	2007	2008
		(Restated)
Revenues	$0	$0	$0

Cost of revenue	0	0	0

Gross profit	$0	$0	$0
General, selling and administrative expenses	67,962	33,941	128,904
Operating loss	$(67,962)	$(33,941)	$(128,904)

Nonoperating income (expense)	0	0	0

Net loss	$(67,962)	$(33,941)	$(128,904)

Net loss per share, basic and diluted	$(0.00)	$(0.00)

Average number of shares of common stock outstanding	8,000,000	17,827,945

See Accompanying Notes to Financial Statements.

SUNNYSIDE ACRES MOBILE ESTATES
(A Development Stage Enterprise)
STATEMENTS OF STOCKHOLDERS’ DEFICIT

				Accumulated
				Deficit
			Additional	During
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage	Total
				(Restated)
November 2, 1992, issue common stock	19,800,000	$19,800	$2,200	$0	$22,000
Net loss, December 31, 1992				(340)	(340)
Balance, December 31, 1992	19,800,000	$19,800	$2,200	$(340)	$21,660
Net loss, December 31, 1993				(85)	(85)
Balance, December 31, 1993	19,800,000	$19,800	$2,200	$(425)	$21,575
Net loss, December 31, 1994				(85)	(85)
Balance, December 31, 1994	19,800,000	$19,800	$2,200	$(510)	$21,490
Net loss, December 31, 1995				(85)	(85)
Balance, December 31, 1995	19,800,000	$19,800	$2,200	$(595)	$21,405
Net loss, December 31, 1996				(85)	(85)
Balance, December 31, 1996	19,800,000	$19,800	$2,200	$(680)	$21,320
Net loss, December 31, 1997				(85)	(85)
Balance, December 31, 1997	19,800,000	$19,800	$2,200	$(765)	$21235
Net loss, December 31, 1998				(225)	(225)
Balance, December 31, 1998	19,800,000	$19,800	$2,200	$(990)	$21,010
Net loss, December 31, 1999				(85)	(85)
Balance, December 31, 1999	19,800,000	$19,800	$2,200	$(1,075)	$20,925)
Net loss, December 31, 2000				(20,925)	(20,925)
July 3, 2000, changed from no par value to $0.001
July 3, 2000, forward stock 1000:1
Balance, December 31, 2000	19,800,000	$19,800	$2,200	$(22,000)	$0
Net loss, December 31, 2001				(85)	(85)
Balance, December 31, 2001	19,800,000	$19,800	$2,200	$(22,085)	$(85)
Net loss, December 31, 2002				(85)	(85)
Balance, December 31, 2002	19,800,000	$19,800	$2,200	$(22,170)	$(170)
Net loss, December 31, 2003				(85)	(85)
Balance, December 31, 2003	19,800,000	$19,800	$2,200	$(22,225)	$(225)
Net loss, December 31, 2004				(545)	(545)
Balance, December 31, 2004	19,800,000	$19,800	$2,200	$(22,800)	$(800)
Net loss, December 31, 2005				(200)	(200)
Balance, December 31, 2005	19,800,000	$19,800	$2,200	$(23,000)	$(1,000)
Net loss, December 31, 2006				(4,001)	(4,001)
Balance, December 31, 2006	19,800,000	$19,800	$2,200	$(27,001)	$(5,001)
October 10, 2007, forward stock split 8:1				0	0
October 31, 2007, cancellation of shares	(11,800,000)	(11,800)	11,800	0	0
Forgiveness of officer loans	0	0	12,283	0	12,283
Expenses paid by shareholder	0	0	25,000	0	25,000
Net loss, December 31, 2007				(33,941)	(33,941)
Balance, December 31, 2007	8,000,000	$8,000	$51,283	$(60,942)	$(1,659)
Expenses paid by shareholder	0	0	45,574	0	45,574
Net loss, December 31, 2008				(67,962)	(67,962)

Balance, December 31, 2008	8,000,000	$8,000	$96,857	$(128,904)	$(24,047)

See Accompanying Notes to Financial Statements.

SUNNYSIDE ACRES MOBILE ESTATES
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS

	Years Ended		(inception) to
	December 31,	December 31,	December 31,
	2008	2007	2008
		(Restated)
Cash Flows From Operating Activities
Net loss	$(67,962)	$(33,941)	$(128,904)
Adjustments to reconcile net loss to cash used in operating activities:
Changes in assets and liabilities
Decrease (increase) in prepaid expense	0	25	0
Increase (decrease) in accounts payable	22,388	1,659	24,047

Net cash used in operating activities	$(45,574)	$(32,257)	$(104,857)

Cash Flows From Investing Activities	$0	$0	$0

Cash Flows From Financing Activities
Issuance of common stock	$0	$0	$22,000
Increase in officer advances	0	7,257	12,283
Contributed capital	45,574	25,000	70,574

Net cash provided by financing activities	$45,574	$32,257	$104,857

Net increase (decrease) in cash	$0	$0	$0

Cash, beginning of period	0	0	$0

Cash, end of period	$0	$0	$0

Supplemental Information and Non-monetary Transactions:

Interest paid	$0	$0	$0

Taxes paid	$0	$0	$0

Officer advances contributed to capital	$0	$12,283	$12,283

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

SUNNYSIDE ACRES MOBILE ESTATES
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

Note 1. Nature of Business and Significant Accounting Policies (continued)

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS 141(R), "Business Combinations—a replacement of FASB Statement No. 141." This Statement replaces SFAS 141, "Business Combinations," and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141(R)). In addition, SFAS 141(R)'s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer. SFAS 141(R) amends SFAS No. 109, "Accounting for Income Taxes," to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also amends SFAS 142, "Goodwill and Other Intangible Assets," to, among other things, provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently assessing the potential impact that the adoption of SFAS 141(R) could have on our financial statements.

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

SUNNYSIDE ACRES MOBILE ESTATES
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

Note 1. Nature of Business and Significant Accounting Policies (continued)

In May, 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 162, “The Heirarchy of Generally Accepted Accounting Principles” (SFAS No. 162). This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The sources of accounting principles1 that are generally accepted are categorized in descending order of authority as follows:

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

The adoption of this statement will have no material effect on the Company’s financial condition or results of operations.

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

SUNNYSIDE ACRES MOBILE ESTATES
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

Note 2. Stockholders’ Equity (continued)

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

SUNNYSIDE ACRES MOBILE ESTATES
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

Note 3. Income Taxes (continued)

The components of the Company’s deferred tax asset as of December 31, 2008 and 2007 are as follows:

	2008	2007
Net operating loss carryforward	$45,116	$21,329
Valuation allowance	(45,116)	(21,329)
Net deferred tax asset	$0	$0

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

	2008	2007	Since Inception
		(Restated)

Tax at statutory rate (35%)	$23,787	$11,879	$45,116
Increase in valuation allowance	(23,787)	(11,879)	(45,116)
Net deferred tax asset	$0	$0	$0

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 20, 2010	Sunnyside Acres Mobile Estates.

	By:	/s/ Hui Ping Cheng
Hui Ping Cheng
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive and Financial Officer)