Form 10-Q/A
period 2009-09-30
SUNNYSIDE ACRES MOBILE ESTATES
filed 2010-01-20
CIK 1119809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2009

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, for the period covered by this report and as at the latest practicable date:

At September 30, 2009, there were outstanding 8,000,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

Explanatory Note

     This amendment, which is being filed in response to comments received from the staff of the Securities and Exchange Commission, amends the financial statements of the registrant in Part I, Item 1, Part I, Item 4A (T) (“Controls and Procedures”) and Part II, Item 6 (“Financial Statements and Exhibits”).

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNNYSIDE ACRES MOBILE ESTATES
(A Development Stage Enterprise)

CONTENTS
FINANCIAL STATEMENTS
Balance Sheets	F-1
Statements of Operations	F-2
Statements of Stockholders' Deficit	F-3
Statements of Cash Flows	F-5
Notes to Financial Statements	F-6

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

ITEM 4. CONTROLS AND PROCEDURES.

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

We have evaluated the effectiveness of the design and operation of its disclosure controls and procedures under the supervision of and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures are not effective. In particular, deficiencies in the design and operation of internal controls over financial reporting, which may be considered to be “material weaknesses,” have prevented us from detecting the inappropriate application of U.S. generally accepted accounting practices standards.

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

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNNYSIDE ACRES MOBILE ESTATES

Dated: January 20, 2010	By:	/s/ Hui Peng Cheng
Hui Peng Cheng
President