Form 10-K
period 2009-12-31
SUNNYSIDE ACRES MOBILE ESTATES
filed 2010-04-16
CIK 1119809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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
(Zip Code)

Issuer's telephone number: 011-86-21-61050200

Securities registered under Section 12(b) of the Exchange Act

Title of each class	Name of each exchange on which registered
None	Not applicable

Securities registered under Section 12(g) of the Exchange Act:
Common stock $0.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |_| No |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   [  ]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer |_|	Accelerated filer |_|
Non-accelerated filer |_| Do not check if a smaller reporting company)	Smaller reporting company |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |X| No |_|

As of December 31, 2009, the number of outstanding shares of the registrant's common stock held by non-affiliates (excluding shares held by directors, officers and others holding more than 5% of the outstanding shares of the class) was 6,750,000 shares. However, since trading in the common stock on the OTC Bulletin Board has been limited and quotations sporadic, it is impracticable to ascertain the aggregate market value of those shares as of that date.

As of March 15, 2010, we had outstanding 8,000,000 shares of common stock.

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

PART I

Item 1. Business

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

Our mailing address is P.O. Box 031-088, Shennan Zhong Road, Shenzhen City, P.R.China 518031.  Our telephone number is 011-86-21-61050200.

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

In our efforts to analyze potential acquisition targets, we will consider the following kinds of factors: (a) potential for growth, indicated by new technology, anticipated market expansion or new products; (b) competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole; (c) strength and diversity of management, either in place or scheduled for recruitment; (d) capital requirements and anticipated availability of required funds, to be provided by our company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources; (e) the cost of participation by our company as compared to the perceived tangible and intangible values and potentials; (f) the extent to which the business opportunity can be advanced; and (g) the accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items.

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

It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of a transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market which may develop in our securities may have a depressive effect on that market.

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

We are presently subject to all of the reporting requirements included in the Exchange Act. Included in these requirements is our duty to file audited financial statements of any target business we may acquire as part of our Form 8-K to be filed with the Securities and Exchange Commission (the “SEC”) upon consummation of a merger or acquisition. If such audited financial statements are not available at closing, or within time parameters necessary to insure our compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the target company, the closing documents may provide that the proposed transaction will be voidable at the discretion of our present management.

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

Our company, based on our proposed business activities, is a "blank check" company. The SEC defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934,as amended (the "Exchange Act"), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Under SEC Rule 12b-2 under the Securities Act of 1933, as amended (the "Securities Act"), we also qualify as a "shell company," because we have no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. We intend to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

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

Employees

We presently have no employees apart from our management.  Hui Ping Cheng , our sole officer and director, is engaged in outside business activities and anticipates that she will devote to our business very limited time until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

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

      Since inception, we have had no revenues and incurred a cumulative net loss of $163,837 through December 31, 2009. These factors raise substantial doubt about our ability to continue as a going concern. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination. If we cannot continue as a going concern, our stockholders may lose their entire investment in us.

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

      Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting. We have prepared for compliance with Section 404 by strengthening, assessing and testing our system of internal controls to provide the basis for our report. The process of strengthening our internal controls and complying with Section 404 has been expensive and time consuming, and has required significant management attention. We cannot be certain that the measures we have undertaken will ensure that we will maintain adequate controls over our financial processes and reporting in the future. Furthermore, if we are able to rapidly grow our business, the internal controls that we will need will become more complex, and significantly more resources will be required to ensure our internal controls remain effective. Failure to implement required controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we discover a material weakness in our internal controls, the disclosure of that fact, even if the weakness is quickly remedied, could diminish investors' confidence in our financial statements and harm our stock price. In addition, non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension of trading, ineligibility for listing on the OTC Bulletin Board , and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price.

Trading in our shares of common stock is limited, and will not improve unless we become profitable and secure more active market makers.

      There is a limited trading market for our common stock. There can be no assurance that a regular trading market for our securities will continue to develop or that it will be sustained. The trading price of our securities could be subject to wide fluctuations, in response to announcements by us or others, developments affecting us, and other events or factors. In addition, the stock market has experienced extreme price and volume fluctuations in recent years. These fluctuations havehad a substantial effect on the market prices for many companies, often unrelated to the operating performance of such companies, and may adversely affect the market prices of the securities. Such risks could have an adverse affect on the stock's future liquidity.

We may, in the future, issue additional common shares, which would reduce investors' percent of ownership and may dilute our share value.

      Our Articles of Incorporation authorize the issuance of 25 million shares of common stock. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

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

Record Holders

On March 24, 2010 we had 16 holders of  record of our common stock.

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

Sales of Unregistered Securities

We did not issue or sell any unregistered securities during the year ended December 31, 2009.

Purchases of Our Equity Securities

Neither we nor any of our affiliates purchased any equity securities from our stockholders during our fiscal quarter ended December 31, 2009.

Item 6. Selected Financial Data

This item does not apply to small reporting companies.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K. The matters discussed herein contain forward-looking statements within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act, which involve risks and uncertainties. All statements other than statements of historical information provided herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, those discussed under the heading "Factors that May Affect Future Results" and elsewhere in this report and the risks discussed in our other filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof.

Introduction

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

Plan of Operations

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

We have had no revenues from inception through December 31, 2009. We had a cumulative net loss from inception through December 31, 2008 of $(128,904), and a cumulative net loss from inception through December 31, 2009 of ($163,837). We do not expect to generate any revenues over the next twelve months. Our principal business objective for the next 12 months will be to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our shareholders.

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

Liquidity and Capital Resources

As of December 31, 2009, we had total liabilities and a stockholders’ deficit of $(2,043).  As of December 31, 2008, we had total liabilities of and a stockholders’ deficit of $(24,047).

An officer of our company has advanced funds totaling $127,511 from November 1, 2007 through December 31, 2009, for expenses. The officer does not request reimbursement of these advances and we have treated these advances as additional paid-in capital.

The capital requirements relating to implementation of our business plan will be significant.

Management plans to rely on the proceeds from new debt or equity financing and the sale of shares held by it to finance its ongoing operations. During 2010, we intend to continue to seek additional capital in order to meet our cash flow and working capital. There is no assurance that we will be successful in achieving any such financing or raise sufficient capital to fund our operations and further development. We cannot assure you that financing will be available to us on commercially reasonable terms, if at all. If we are not successful in sourcing significant additional capital in the near future, we will be required to significantly curtail or cease ongoing operations and consider alternatives that would have a material adverse affect on our business, results of operations and financial condition.

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

Going Concern

Our financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, we do not have cash, or material assets, nor does it have operations or a source of revenue sufficient to cover our operating costs and allow us to continue as a going concern. We will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that we will be successful in either situation in order to continue as a going concern. Our officers and directors have committed to advancing certain operating costs.

Summary of New Accounting Pronouncements

ASC 105, Generally Accepted Accounting Principles ("ASC 105") (formerly Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162) reorganized by topic existing accounting and reporting guidance issued by the Financial Accounting Standards Board ("FASB") into a single source of authoritative generally accepted accounting principles ("GAAP") to be applied by nongovernmental entities. All guidance contained in the Accounting Standards Codification ("ASC") carries an equal level of authority. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Accordingly, all other accounting literature will be deemed "non-authoritative". ASC 105 is effective on a prospective basis for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has implemented the guidance included in ASC 105 as of July 1, 2009. The implementation of this guidance changed the Company's references to GAAP authoritative guidance but did not impact the Company's financial position or results of operations.

ASC 855, Subsequent Events ("ASC 855") (formerly Statement of Financial Accounting Standards No. 165, Subsequent Events) includes guidance that was issued by the FASB in May 2009, and is consistent with current auditing standards in defining a subsequent event. Additionally, the guidance provides for disclosure regarding the existence and timing of a company's evaluation of its subsequent events. ASC 855 defines two types of subsequent events, "recognized" and "non-recognized". Recognized subsequent events provide additional evidence about conditions that existed at the date of the balance sheet and are required to be reflected in the financial statements. Non-recognized subsequent events provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date and, therefore; are not required to be reflected in the financial statements. However, certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading. This guidance was effective prospectively for interim or annual financial periods ending after June 15, 2009. The Company implemented the guidance included in ASC 855 as of April 1, 2009. The effect of implementing this guidance was not material to the Company's financial position or results of operations.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, “Measuring Liabilities at Fair Value,” (“ASU 2009-05”). ASU 2009-05 provides guidance on measuring the fair value of liabilities and is effective for the first interim or annual reporting period beginning after its issuance. The Company’s adoption of ASU 2009-05 did not have an effect on its disclosure of the fair value of its liabilities.

In September 2009, the FASB issued ASC Update No. 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent) ("ASC Update No. 2009-12"). This update sets forth guidance on using the net asset value per share provided by an investee to estimate the fair value of an alternative investment. Specifically, the update permits a reporting entity to measure the fair value of this type of investment on the basis of the net asset value per share of the investment (or its equivalent) if all or substantially all of the underlying investments used in the calculation of the net asset value is consistent with ASC 820. The update also requires additional disclosures by each major category of investment, including, but not limited to, fair value of underlying investments in the major category, significant investment strategies, redemption restrictions, and unfunded commitments related to investments in the major category. The amendments in this update are effective for interim and annual periods ending after December 15, 2009 with early application permitted. The Company does not expect that the implementation of ASC Update No. 2009-12 will have a material effect on its financial position or results of operations.

In June 2009, FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) ("Statement No. 167"). Statement No. 167 amends FASB Interpretation No. 46R, Consolidation of Variable Interest Entities an interpretation of ARB No. 51 ("FIN 46R") to require an analysis to determine whether a company has a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has a) the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The statement requires an ongoing assessment of whether a company is the primary beneficiary of a variable interest entity when the holders of the entity, as a group, lose power, through voting or similar rights, to direct the actions that most significantly affect the entity's economic performance. This statement also enhances disclosures about a company's involvement in variable interest entities. Statement No. 167 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. Although Statement No. 167 has not been incorporated into the Codification, in accordance with ASC 105, the standard shall remain authoritative until it is integrated. The Company does not expect the adoption of Statement No. 167 to have a material impact on its financial position or results of operations

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140 ("Statement No. 166"). Statement No. 166 revises FASB Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Extinguishment of Liabilities a replacement of FASB Statement 125 ("Statement No. 140") and requires additional disclosures about transfers of financial assets, including securitization transactions, and any continuing exposure to the risks related to transferred financial assets. It also eliminates the concept of a "qualifying special-purpose entity", changes the requirements for derecognizing financial assets, and enhances disclosure requirements. Statement No. 166 is effective prospectively, for annual periods beginning after November 15, 2009, and interim and annual periods thereafter. Although Statement No. 166 has not been incorporated into the Codification, in accordance with ASC 105, the standard shall remain authoritative until it is integrated. The Company does not expect the adoption of Statement No. 166 will have a material impact on its financial position or results of operations.

In October 2009, the FASB issued changes to revenue recognition for multiple-deliverable arrangements. These changes require separation of consideration received in such arrangements by establishing a selling price hierarchy (not the same as fair value) for determining the selling price of a deliverable, which will be based on available information in the following order: vendor-specific objective evidence, third-party evidence, or estimated selling price; eliminate the residual method of allocation and require that the consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the arrangement to each deliverable on the basis of each deliverable’s selling price; require that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis; and expand the disclosures related to multiple-deliverable revenue arrangements. These changes become effective on January 1, 2011. The Company has determined that the adoption of these changes will not have an impact on the consolidated financial statements, as the Company does not currently have any such arrangements with its customers.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to small reporting companies.

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

We have evaluated the effectiveness of the design and operation of its disclosure controls and procedures under the supervision of and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures were not effective at the end of the period covered by this report. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”

We plan to designate individuals responsible for identifying reportable developments and to implement procedures designed to remediate the material weakness by focusing additional attention and resources in our internal accounting functions. However, the material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

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

Our management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009. This evaluation was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, Internal Control-Integrated Framework. Based upon such assessment, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were not effective as of December 31, 2009. In particular, our controls over financial reporting were not effective in the specific areas described in the “Evaluation of Disclosure Controls and Procedures” section above and as specifically described in the paragraphs below.

As of December 31, 2009 our Chief Executive Officer /Chief Financial Officer identified the following specific material weaknesses in the internal controls over our financial reporting processes:
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

•
Representative with Financial Expertise — For the year ended December 31, 2009, we did not have a representative with the requisite knowledge and expertise to review the financial statements and disclosures at a sufficient level to monitor our financial statements and disclosures. Our chief executive officer also serves as our chief financial officer.  All of our financial reporting is carried out by one individual, and we do not have an audit committee.  Our board of directors consists of one individual, who serves as our chief executive officer and chief financial officer.  This lack of accounting staff results in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal control. Failure to have a representative with such knowledge and expertise amounts to a material weakness to the internal controls over our financial reporting processes.

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

•
As soon as our finances allow, we will hire a Chief Financial Officer who will be sufficiently versed in public  company accounting to implement appropriate procedures for timely and accurate disclosures.

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

(3) Changes in Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during our fourth fiscal quarter for the year ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Name	Age	Position
Hui Ping Cheng	33	Chairman, President, Chief Executive and
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

Compensation of Directors

During the fiscal year ended December 31, 2009, we did not pay or accrue for any individual serving as a member of our Board of Directors, and none of our directors earned, any fees for serving as a member of our Board of Directors. The following table sets forth certain information regarding the compensation paid to our directors during the fiscal year ended December 31, 2009.

DIRECTOR COMPENSATION

	Fees			Non-Equity	Non-Qualified
	Earned			Incentive	Deferred	All
	or Paid	Stock	Option	Plan	Compensation	Other
	in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(j)

Hui Ping Cheng	None	None	None	None	None	None	None

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

Based on a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that during 2009 all of our officers, directors and greater than 10% stockholders complied with all applicable Section 16(a) filing requirements.

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

Summary Compensation

The following table sets forth information concerning the compensation paid or earned for the periods indicated for services rendered to our company in all capacities by Hui Ping Cheng, our CEO, President, Chief Financial Officer during 2009 and 2008.

SUMMARY COMPENSATION TABLE

Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and			Bonus	Awards	Awards	Compensation	Earnings	Compensation
Principal position	Year	Salary	($)	($)	($)	($)	($)	($)	Total
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Hui Ping Cheng	2009	None	None	None	None	None	None	None	None
President, CEO, CFO and Director	2008	None	None	None	None	None	None	None	None

Outstanding Equity Awards

Ms. Cheng did not receive any equity awards during 2009 or hold any outstanding options to purchase shares of our common stock as of December 31, 2009.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 15, 2010, the number of shares of our common stock beneficially owned by (i) each person or entity known to us to be the beneficial owner of more than 5% of the outstanding common stock; (ii)each officer and director of our company, and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date of this report have been exercised. Except as noted below, each person has sole voting and investment power. As of March 15, 2010, we had outstanding 8,000,000 shares of common stock. Except as otherwise stated in the table below, the address of each person listed is c/o Sunnyside Acres Mobile Estates, Shennan Zhong Road, PO Box 031-088, Shenzhen, China 518000.

Name and Address	Amount and Nature of Beneficial Ownership	Percent

Hui Ping Cheng (1)	1,250,000	15.63%

Executive Officers and
Directors as a Group
(one person)	1,250,000	15.63%

(1) Hui Ping Cheng is the indirect owner of 1,250,000 shares of the Company's common stock by reason of her control of Max Time Enterprise Limited, a company in which she owns a majority of its outstanding shares of common stock.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information about the common stock available for issuance under compensatory plans and arrangements as of December 31, 2009.

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

Item 13. Certain Relationships and Related Transactions; Director Independence

There have not been any transactions required to be reported under this item since January 1, 2008.

Director Independence

Hui Ping Cheng, our President, Chief Executive and Financial Officer, is our sole director, and therefore is not "independent", as that term is defined by Rule 10A-3 under the Exchange Act.

Item 14. Principal Accountant Fees and Services

The following is a summary of the fees billed to us by Kyle L Tingle, CPA, LLC for professional services rendered for the fiscal years ended December 31, 2008 and 2009, respectively:

	Fiscal year ended December 31,
	2008	2009

Audit Fees	$7,000	$7,175
Audit Related Fees	$0	$0
Tax Fees	$150	$0
All Other Fees	$0	$0

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

Our Board of Directors has reviewed and discussed with Kyle L Tingle, CPA, LLC our audited financial statements contained in our Annual Report on Form 10-K for the 2009 fiscal year. The Board of Directors also has discussed with Kyle L Tingle , CPA, LLC the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of our financial statements.

Our Board of Directors has received and reviewed the written disclosures and the letter from Kyle L Tingle , CPA, LLC required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and has discussed with Kyle L Tingle its independence from our company.

Our Board of Directors has considered whether the provision of services other than audit services is compatible with maintaining auditor independence. Based on the review and discussions referred to above, the Board of Directors determined that the audited financial statements be included in our Annual Report on Form 10-K for our 2009 fiscal year for filing with the SEC.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) For a list of the financial statements filed with this Report see Page F-1. See (c) below for a list of financial statement schedules included in this Report. See (b) below for a list of exhibits required to be filed with this Report.

(b) Exhibits.

Exhibit No.	Description

3.1	Articles of incorporation, as amended, incorporated herein by reference to Exhibit 3.1 to the Registrant'sRegistration Statement on Form 10-SB filed on September 15, 2006 (the "Form 10-SB")

3.2	By-Laws of the Registrant, incorporated herein by reference to Exhibit 3.2 to the Form 10-SB.

31.1	Certification by Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule15d-14 of the Securities Exchange Act of 1934

32.1	Certification by Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of theSarbanes-Oxley Act of 2002 (18 USC 1350)

(c) Financial statement schedules: None

SUNNYSIDE ACRES MOBILE ESTATES
(A Development Stage Enterprise)

DECEMBER 31, 2009
DECEMBER 31, 2008

SUNNYSIDE ACRES MOBILE ESTATES
(A Development Stage Enterprise)

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Sunnyside Acres Mobile Estates

We have audited the accompanying balance sheets of Sunnyside Acres Mobile Estates (A Development Stage Enterprise) as of December 31, 2009 and 2008 and the related statements of operations, stockholders’ deficit, and cash flows for the period November 2, 1992 (inception) through December 31, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly,   we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit  also  includes  assessing  the  accounting principles  used  and  significant  estimates  made  by  management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunnyside Acres Mobile Estates (A Development Stage Enterprise) as of December 31, 2009 and 2008 and the results of its operations and cash flows for the years then ended and the period November 2, 1992 (inception) through December 31, 2009, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has limited operations and has no established source of revenue.  This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Kyle L. Tingle, CPA, LLC

/s/ Kyle L. Tingle, CPA, LLC

April 13, 2010
Las Vegas, Nevada

SUNNYSIDE ACRES MOBILE ESTATES
(A Development Stage Enterprise)
BALANCE SHEETS

	December 31,	December 31,
	2009	2008

ASSETS

CURRENT ASSETS	$0	$0

Total current assets	$0	$0

Total assets	$0	$0

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$2,043	$24,047

Total current liabilities	$2,043	$24,047

STOCKHOLDERS’ DEFICIT
Common stock: $0.001 par value;
authorized 25,000,000 shares; issued
and outstanding: 8,000,000	8,000	8,000
Additional paid-in capital	153,794	96,857
Accumulated deficit during development stage	(163,837)	(128,904)

Total stockholders’ deficit	$(2,043)	$(24,047)

Total liabilities and stockholders’ deficit	$0	$0

See Accompanying Notes to Financial Statements.

SUNNYSIDE ACRES MOBILE ESTATES
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS

			Nov. 2, 1992
	Years Ended		(inception) to
	December 31,	December 31,	December 31,
	2009	2008	2009

Revenues	$0	$0	$0

Cost of revenue	0	0	0

Gross profit	$0	$0	$0

General, selling and administrative expenses	34,933	67,962	163,837
Operating loss	$(34,933)	$(67,962)	$(163,837)

Nonoperating income (expense)	0	0	0

Net loss	$(34,933)	$(67,962)	$(163,837)

Net loss per share, basic and diluted	$(0.00)	$(0.00)

Average number of shares of common stock outstanding	8,000,000	8,000,000

See Accompanying Notes to Financial Statements.

SUNNYSIDE ACRES MOBILE ESTATES
(A Development Stage Enterprise)
STATEMENTS OF STOCKHOLDERS' DEFICIT

				Accumulated
				Deficit
			Additional	During
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage	Total
				(Restated)

November 2, 1992, issue common stock	2,200,000	$2,200	$19,800	$0	$22,000
Net loss, December 31, 1992				(340)	(340)
Balance, December 31, 1992	2,200,000	$2,200	$19,800	$(340)	$21,660
Net loss, December 31, 1993				(85)	(85)
Balance, December 31, 1993	2,200,000	$2,200	$19,800	$(425)	$21,575
Net loss, December 31, 1994				(85)	(85)
Balance, December 31, 1994	2,200,000	$2,200	$19,800	$(510)	$21,490
Net loss, December 31, 1995				(85)	(85)
Balance, December 31, 1995	2,200,000	$2,200	$19,800	$(595)	$21,405
Net loss, December 31, 1996				(85)	(85)
Balance, December 31, 1996	2,200,000	$2,200	$19,800	$(680)	$21,320
Net loss, December 31, 1997				(85)	(85)
Balance, December 31, 1997	2,200,000	$2,200	$19,800	$(765)	$21235
Net loss, December 31, 1998				(225)	(225)
Balance, December 31, 1998	2,200,000	$2,200	$19,800	$(990)	$21,010
Net loss, December 31, 1999				(85)	(85)
Balance, December 31, 1999	2,200,000	$2,200	$19,800	$(1,075)	$20,925)
Net loss, December 31, 2000				(20,925)	(20,925)
July 3, 2000, changed from no par value to $0.001
July 3, 2000, forward stock 1000:1
Balance, December 31, 2000	2,200,000	$2,200	$19,800	$(22,000)	$0
Net loss, December 31, 2001				(85)	(85)
Balance, December 31, 2001	2,200,000	$2,200	$19,800	$(22,085)	$(85)
Net loss, December 31, 2002				(85)	(85)
Balance, December 31, 2002	2,200,000	$2,200	$19,800	$(22,170)	$(170)
Net loss, December 31, 2003				(85)	(85)
Balance, December 31, 2003	2,200,000	$2,200	$19,800	$(22,225)	$(225)
Net loss, December 31, 2004				(545)	(545)
Balance, December 31, 2004	2,200,000	$2,200	$19,800	$(22,800)	$(800)
Net loss, December 31, 2005				(200)	(200)
Balance, December 31, 2005	2,200,000	$2,200	$19,800	$(23,000)	$(1,000)
Net loss, December 31, 2006				(4,001)	(4,001)
Balance, December 31, 2006	2,200,000	$2,200	$19,800	$(27,001)	$(5,001)
October 10, 2007, forward stock split 8:1	17,600,000	17,600	(17,600)	0	0
October 31, 2007, cancellation of shares	(11,800,000)	(11,800)	11,800	0	0
Forgiveness of officer loans	0	0	12,283	0	12,283
Expenses paid by shareholder	0	0	25,000	0	25,000
Net loss, December 31, 2007				(33,941)	(33,941)
Balance, December 31, 2007	8,000,000	$8,000	$51,283	$(60,942)	$(1,659)
Expenses paid by shareholder	0	0	45,574	0	45,574
Net loss, December 31, 2008				(67,962)	(67,962)
Balance, December 31, 2008	8,000,000	$8,000	$96,857	$(128,904)	$(24,047)
Expenses paid by shareholder	0	0	56,937	0	56,937
Net loss, December 31, 2009				(34,933)	(34,933)
Balance, December 31, 2009	8,000,000	$8,000	$153,794	$(163,837)	$(2,043)

See Accompanying Notes to Financial Statements.

SUNNYSIDE ACRES MOBILE ESTATES
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS

	Years Ended		(inception) to
	December 31,	December 31,	December 31,
	2009	2008	2009

Cash Flows From Operating Activities
Net loss	$(34,933)	$(67,962)	$(163,837)
Adjustments to reconcile net loss
to cash used in operating activities:
Changes in assets and liabilities
Increase (decrease) in accounts payable	(22,004)	22,388	2,043

Net cash used in operating activities	$(56,937)	$(45,574)	$(161,794)

Cash Flows From Investing Activities	$0	$0	$0

Cash Flows From Financing Activities
Issuance of common stock	$0	$0	$22,000
Increase in officer advances	0	0	12,283
Contributed capital	56,937	45,574	127,511

Net cash provided by financing activities	$56,937	$45,574	$161,794

Net increase (decrease) in cash	$0	$0	$0

Cash, beginning of period	0	0	$0

Cash, end of period	$0	$0	$0

Supplemental Information and Non-monetary Transactions:

Interest paid	$0	$0	$0

Taxes paid	$0	$0	$0

Officer advances contributed to capital	$0	$0	$12,283

See Accompanying Notes to Financial Statements.

SUNNYSIDE ACRES MOBILE ESTATES
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

Note 1. Nature of Business and Significant Accounting Policies

Nature of business:

Sunnyside Acres Mobile Estates (“Company”) was organized November 2, 1992 under the laws of the State of Nevada.  The Company currently has no operations and, in accordance with FASB ASC 915 “Development Stage Entities,” is considered a Development Stage Enterprise.

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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of December 31, 2009 and 2008.

Income taxes

The Company accounts for income taxes under FASB ASC 740 "Income Taxes." Under the asset and liability method of FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Share Based Expenses

FASB ASC 718 "Compensation - Stock Compensation" prescribes accounting and reporting standards for all stock-based payments award to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights, may be classified as either equity or liabilities. The Company determines if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity's past practices or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity  The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of FASB ASC 505-50 "Equity - Based Payments to Non-Employees."  Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

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

Summary of New Accounting Pronouncements

Recently Implemented Standards

ASC 105, Generally Accepted Accounting Principles ("ASC 105") (formerly Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162) reorganized by topic existing accounting and reporting guidance issued by the Financial Accounting Standards Board ("FASB") into a single source of authoritative generally accepted accounting principles ("GAAP") to be applied by nongovernmental entities. All guidance contained in the Accounting Standards Codification ("ASC") carries an equal level of authority. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Accordingly, all other accounting literature will be deemed "non-authoritative". ASC 105 is effective on a prospective basis for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has implemented the guidance included in ASC 105 as of July 1, 2009. The implementation of this guidance changed the Company's references to GAAP authoritative guidance but did not impact the Company's financial position or results of operations.

ASC 855, Subsequent Events ("ASC 855") (formerly Statement of Financial Accounting Standards No. 165, Subsequent Events) includes guidance that was issued by the FASB in May 2009, and is consistent with current auditing standards in defining a subsequent event. Additionally, the guidance provides for disclosure regarding the existence and timing of a company's evaluation of its subsequent events. ASC 855 defines two types of subsequent events, "recognized" and "non-recognized". Recognized subsequent events provide additional evidence about conditions that existed at the date of the balance sheet and are required to be reflected in the financial statements. Non-recognized subsequent events provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date and, therefore; are not required to be reflected in the financial statements. However, certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading. This guidance was effective prospectively for interim or annual financial periods ending after June 15, 2009. The Company implemented the guidance included in ASC 855 as of April 1, 2009. The effect of implementing this guidance was not material to the Company's financial position or results of operations.

SUNNYSIDE ACRES MOBILE ESTATES
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

Note 1. Nature of Business and Significant Accounting Policies (continued)

Recently Implemented Standards (continued)

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, “Measuring Liabilities at Fair Value,” (“ASU 2009-05”). ASU 2009-05 provides guidance on measuring the fair value of liabilities and is effective for the first interim or annual reporting period beginning after its issuance. The Company’s adoption of ASU 2009-05 did not have an effect on its disclosure of the fair value of its liabilities.

In September 2009, the FASB issued ASC Update No. 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent) ("ASC Update No. 2009-12"). This update sets forth guidance on using the net asset value per share provided by an investee to estimate the fair value of an alternative investment. Specifically, the update permits a reporting entity to measure the fair value of this type of investment on the basis of the net asset value per share of the investment (or its equivalent) if all or substantially all of the underlying investments used in the calculation of the net asset value is consistent with ASC 820. The update also requires additional disclosures by each major category of investment, including, but not limited to, fair value of underlying investments in the major category, significant investment strategies, redemption restrictions, and unfunded commitments related to investments in the major category. The amendments in this update are effective for interim and annual periods ending after December 15, 2009 with early application permitted. The Company does not expect that the implementation of ASC Update No. 2009-12 will have a material effect on its financial position or results of operations.

In June 2009, FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) ("Statement No. 167"). Statement No. 167 amends FASB Interpretation No. 46R, Consolidation of Variable Interest Entities an interpretation of ARB No. 51 ("FIN 46R") to require an analysis to determine whether a company has a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has a) the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The statement requires an ongoing assessment of whether a company is the primary beneficiary of a variable interest entity when the holders of the entity, as a group, lose power, through voting or similar rights, to direct the actions that most significantly affect the entity's economic performance. This statement also enhances disclosures about a company's involvement in variable interest entities. Statement No. 167 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. Although Statement No. 167 has not been incorporated into the Codification, in accordance with ASC 105, the standard shall remain authoritative until it is integrated. The Company does not expect the adoption of Statement No. 167 to have a material impact on its financial position or results of operations.

SUNNYSIDE ACRES MOBILE ESTATES
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

Note 1. Nature of Business and Significant Accounting Policies (continued)

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140 ("Statement No. 166"). Statement No. 166 revises FASB Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Extinguishment of Liabilities a replacement of FASB Statement 125 ("Statement No. 140") and requires additional disclosures about transfers of financial assets, including securitization transactions, and any continuing exposure to the risks related to transferred financial assets. It also eliminates the concept of a "qualifying special-purpose entity", changes the requirements for derecognizing financial assets, and enhances disclosure requirements. Statement No. 166 is effective prospectively, for annual periods beginning after November 15, 2009, and interim and annual periods thereafter. Although Statement No. 166 has not been incorporated into the Codification, in accordance with ASC 105, the standard shall remain authoritative until it is integrated. The Company does not expect the adoption of Statement No. 166 will have a material impact on its financial position or results of operations.

In October 2009, the FASB issued changes to revenue recognition for multiple-deliverable arrangements. These changes require separation of consideration received in such arrangements by establishing a selling price hierarchy (not the same as fair value) for determining the selling price of a deliverable, which will be based on available information in the following order: vendor-specific objective evidence, third-party evidence, or estimated selling price; eliminate the residual method of allocation and require that the consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the arrangement to each deliverable on the basis of each deliverable’s selling price; require that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis; and expand the disclosures related to multiple-deliverable revenue arrangements. These changes become effective on January 1, 2011. The Company has determined that the adoption of these changes will not have an impact on the consolidated financial statements, as the Company does not currently have any such arrangements with its customers.

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

Net loss per common share

Net loss per share is calculated in accordance with FASB ASC 260, “Earnings Per Share.”  The weighted-average number of common shares outstanding during each period is used to compute basic loss per share.  Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding.  Dilutive potential common shares are additional common shares assumed to be exercised.  As of December 31, 2009 and 2008, the Company had no dilutive potential common shares.

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the twelve-months ended December 31, 2009 and 2008, or during the prior three years applicable under FASB ASC 740.  We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the consolidated balance sheet.   All tax returns have been appropriately filed by the Company.

The components of the Company’s deferred tax asset as of December 31, 2009 and 2008 are as follows:

	2009	2008
Net operating loss carryforward	$57,343	$45,116
Valuation allowance	(57,343)	(45,116)
Net deferred tax asset	$0	$0

  SUNNYSIDE ACRES MOBILE ESTATES
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

Note 3. Income Taxes (continued)

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

	2009	2008	Since Inception
Tax at statutory rate (35%)	$12,227	$23,787	$57,343
Increase in valuation allowance	(12,227)	(23,787)	(57,343)
Net deferred tax asset	$0	$0	$0

The net federal operating loss carry forward will expire between 2018 and 2029.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

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

Note 6. Officers Advances

An officer of the Company has advanced funds totaling $127,511 from November 1, 2007 through December 31, 2009, for expenses of the Company. The officer does not request reimbursement of these advances and the Company treated the $127,511 as additional paid-in capital.

Note 7.  Subsequent Events

The Company has evaluated subsequent events through April 13, 2010 and determined there are no events to disclose.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2010	Sunnyside Acres Mobile Estates

/s/Hui Ping Cheng
By: Hui Ping Cheng
President, Chief Executive Officer and
Chief Financial Officer (Principal Executive and Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 15, 2010.

Signature	Title

President, Chief Executive Officer, Chief Financial
/s/Hui Ping Cheng	Officer, and a Director (Principal Executive and
Hui Ping Cheng	Financial Officer)