Form 10-Q
period 2010-03-31
SUNNYSIDE ACRES MOBILE ESTATES
filed 2010-05-07
CIK 1119809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED
March 31, 2010

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

At April 30, 2010, there were outstanding 8,000,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes |_| No |X|

PART I

 FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNNYSIDE ACRES MOBILE ESTATES
(A Development Stage Enterprise)

SUNNYSIDE ACRES MOBILE ESTATES
(A Development Stage Enterprise)
CONDENSED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS	$0	$0

Total current assets	$0	$0

Total assets	$0	$0

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$202	$2,043

Total current liabilities	$202	$2,043

STOCKHOLDERS’ DEFICIT
Common stock: $0.00 1 par value; authorized 25,000,000 shares;
issued and outstanding: 8,000,000	8,000	8,000
Additional paid-in capital	156,760	153,794
Accumulated deficit during development stage	(164,962)	(163,837)

Total stockholders’ deficit	$(202)	$(2,043)

Total liabilities and stockholders’ deficit	$0	$0

See Accompanying Notes to Financial Statements.

SUNNYSIDE ACRES MOBILE ESTATES
(A Development Stage Enterprise)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nov. 2, 1992 (inception) to
	March 31, 2010	March 31, 2009	March 31, 2010

Revenues	$0	$0	$0

Cost of revenue	0	0	0

Gross profit	$0	$0	$0

General, selling and
administrative expenses	1,125	5,500	164,962
Operating loss	$(1,125)	$(5,500)	$(164,962)

Nonoperating income (expense)	0	0	0

Net loss	$(1,125)	$(5,500)	$(164,962)

Net loss per share, basic and diluted	$(0.00)	$(0.00)

Average number of shares of common stock outstanding	8,000,000	8,000,000

See Accompanying Notes to Financial Statements.

SUNNYSIDE ACRES MOBILE ESTATES
(A Development Stage Enterprise)
CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(UNAUDITED)

				Accumulated
				Deficit
			Additional	During
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage	Total
				(Restated)
Balance, December 31, 2009	8,000,000	$8,000	$153,794	$(163,837)	$(2,043)
Expenses paid by shareholder	0	0	2,966	0	2,966
Net loss, March 31, 2010				(1,125)	(1,125)
Balance, March 31, 2010	8,000,000	$8,000	$156,760	$(164,962)	$(202)

See Accompanying Notes to Financial Statements.

SUNNYSIDE ACRES MOBILE ESTATES
(A Development Stage Enterprise)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended		Nov. 2, 1992 (inception) to
	March 31, 2010	March 31, 2009	March 31, 2010
Cash Flows From
Operating Activities
Net loss	$(1,125)	$(5,500)	$(164,962)
Adjustments to reconcile net loss
to cash used in operating activities:
Changes in assets and liabilities
Increase (decrease) in accounts payable	(1,841)	5,500	202

Net cash used in operating activities	$(2,966)	$0	$(164,670)

Cash Flows From
Investing Activities	$0	$0	$0

Cash Flows From
Financing Activities
Issuance of common stock	$0	$0	$22,000
Officer advances contributed to capital	2,966	0	142,760

Net cash provided by financing activities	$2,966	$0	$164,760

Net increase (decrease) in cash	$0	$0	$0

Cash, beginning of period	0	0	$0

Cash, end of period	$0	$0	$0

Supplemental Information and Non-monetary Transactions:

Interest paid	$0	$0	$0

Taxes paid	$0	$0	$0

Officer advances contributed to capital	$2,966	$0	$142,760

See Accompanying Notes to Financial Statements.

SUNNYSIDE ACRES MOBILE ESTATES
(A Development Stage Enterprise)
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1.     Nature of Business and Significant Accounting Policies

Nature of business:

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results for the entire year. These condensed financial statements and accompanying notes should be read in conjunction with the Company’s annual financial statements and the notes thereto for the year ended December 31, 2009 included in its Annual Report on Form 10-K.

A summary of the Company’s significant accounting policies is as follows:

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

Note 2.     Stockholders’ Equity

Net loss per common share

Net loss per share is calculated in accordance with FASB ASC 260, “Earnings Per Share.”  The weighted-average number of common shares outstanding during each period is used to compute basic loss per share.  Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding.  Dilutive potential common shares are additional common shares assumed to be exercised.  As of March 31, 2010 and 2009, the Company had no dilutive potential common shares.

SUNNYSIDE ACRES MOBILE ESTATES
(A Development Stage Enterprise)
NOTES TO CONDENSED FINANCIAL STATEMENTS

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

Note 5.     Officers Advances

Officers of the Company has advanced funds totaling $142,760 since inception, for expenses of the Company. The officers do not request reimbursement of these advances and the Company treated the $142,760 as additional paid-in capital.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The matters discussed herein contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, which involve risks and uncertainties. All statements other than statements of historical information provided herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. Factors  that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, those discussed under the heading "Risk Factors" and elsewhere in this report and the risks discussed in our other filings with the SEC. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

Recent Developments

We are in the final stages of negotiating an agreement to acquire a Chinese manufacturer of entertainment equipment, namely automated mahjong tables. We will file a report on Form 8-K containing detailed information on the target company and its business, including audited financial statements, and the purchase price, which is expected to consist of a substantial number of shares of our common stock, if we complete the acquisition.

Results of Operations

We have had no revenues from inception through March 31, 2010. We have a loss from inception through December 31, 2009 of $(163,837) and from inception through March 31, 2010 of $(164,962). We do not expect to generate any revenues over the next twelve months. Our principal business objective for the next 12 months will be to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our shareholders.

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

Liquidity and Capital Resources

As of December 31, 2009, we had no assets and a stockholders' deficit of $(2,043). As of March 31, 2010, we had no assets and a stockholders' deficit of $(202). Our officer has advanced funds totaling $130,477 for expenses from November 1, 2007 through March 31, 2010. The officer does not request reimbursement of these advances and we have treated these advances as additional paid-in capital. The capital requirements relating to implementation of our business plan will be significant.  A former officer had advanced $12,283 and waived repayment upon resignation.  These advances were treated as additional paid-in capital at that time.

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

PART II

OTHER INFORMATION

Item 1A – RISK FACTORS.

There have been no material changes in the risk factors previously disclosed in the Registrant's Form 10-K for the fiscal year ended December 31, 2009, which are incorporated by reference into this report.
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

SUNNYSIDE ACRES MOBILE ESTATES

Dated: May 7, 2010	By:	/s/ Hui Ping Cheng
Hui Ping Cheng
President