Form 10-Q
period 2010-06-30
Sino-Bon Entertainment, Inc.
filed 2010-08-19
CIK 1119809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File No. 000-52224

SINO-BON ENTERTAINMENT, INC.
 (Exact name of Registrant as Specified in its Charter)

Nevada	88-0409166
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

P.O. Box 031-088, Shennan Zhong Road
Shenzhen City, P.R. China 518031
(Address of Principal Executive Offices) (Zip Code)

0086-755-23990959
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐ Non-Accelerated Filer ☐	Accelerated Filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of August 17, 2010, there were outstanding 50,000,000 shares of the Registrant’s Common Stock.

SINO-BON ENTERTAINMENT, INC.

INDEX

PART I – FINANCIAL INFORMATION

PART I.
FINANCIAL INFORMATION
Item 1. Financial Statements

SINO-BON ENTERTAINMENT, INC.
(f/k/a SUNNYSIDE ACRES MOBILE ESTATES)
CONSOLIDATED BALANCE SHEETS

ASSETS	June 30, 2010	December 31, 2009
CURRENT ASSETS:	(Unaudited)	(Pro-Forma) (Audited)
Cash and cash equivalents	$866,657	$1,150,533
Restricted Cash (Note 4)	3,474,815	6,578,898
Accounts receivable, net (Note 5)	15,306,024	11,244,439
Other receivable	1,156,120	1,853,294
Due from related party (Note 11)	-	2,976,599
Notes receivable	14,746	29,338
Inventories (Note 6)	7,870,970	3,055,321
Trade deposit	1,243,522	3,164,109
Prepaid expenses and other assets	31,919	28,452
Total current assets	29,964,773	30,080,983
NON-CURRENT ASSETS
Long-term investments (Note 7)	504,881	504,881
Other assets	-	107,826
Construction in progress	228,651	555,646
Property, plant and equipment, net (Note 8)	6,764,703	5,592,283
Intangible assets, net (Note 9)	1,791,663	1,817,420
TOTAL ASSETS	$39,254,671	$38,659,039
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term bank loan (Note 12)	$7,269,842	$7,525,084
Bank's acceptance (Note 10)	6,232,342	6,505,554
Account payables	6,549,929	6,246,184
Accrued expenses and other payables	4,210,609	4,305,649
Due to related party - current (Note 11)	1,907,691	431,349
Customer Deposits	1,360,134	612,841
Income tax payable	179,040	1,431,313
Total current liabilities	27,709,587	27,057,974
Deposits	281,430
Due to related party (Note 11)	-	4,321,905
TOTAL LIABILITIES	27,991,017	31,379,879
STOCKHOLDERS' EQUITY
Capital stock, $0.001 par value - 100,000,000 shares authorized and 50,000,000 issued (Note 13)	50,000	50,000
Additional paid-in capital	1,367,823	1,367,823
Retained earnings	9,281,597	5,939,133
Statutory reserve	485,237	-
Accumulated other comprehensive income	128,997	(27,796)
Stock subscription receivable	(50,000)	(50,000)
Total stockholders' equity	11,263,654	7,279,160
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$39,254,671	$38,659,039

The accompanying notes are an integral part of these consolidated financial statements

SINO-BON ENTERTAINMENT, INC.
(f/k/a SUNNYSIDE ACRES MOBILE ESTATES)
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2010

	June 30, 2010	June 30, 2009
	(Unaudited)	(Unaudited)

Sales, net	$40,110,044	$11,034,973
Cost of sales	(32,207,342)	(10,837,589)
Gross profit	7,902,702	197,384

Operating income/(expenses)
Other income	33,778	8,642
Other expenses	-	(26)
Selling, general and administrative expenses	(2,829,229)	(351,054)
Income/(loss) from Operations	5,107,251	(145,054)

Other income/(expenses)
Interest income	74,628	59,527
Investment income	5,515	2,049
Non operating income	110,311	18,160
Non operating expenses	(3,319)	(9,150)
Interest expenses	(221,831)	(132,333)
Profit/(loss) before income tax	5,072,555	(206,801)

Income taxes	(1,244,854)	-

Net income/(loss)	$3,827,701	$(206,801)

COMPREHENSIVE INCOME/(LOSS)
Net Income/(loss)	$3,827,701	$(206,801)
Other Comprehensive Income
Foreign currency translation adjustment	156,793	157,028
TOTAL COMPREHENSIVE INCOME/(LOSS)	$3,984,494	$(49,773)

Earnings (loss) per share:
Basic	0.08	(0.00)
Diluted	0.08	(0.00)

Weighted average number of shares used in computing earnings per share:
Basic	50,000,000	50,000,000
Diluted	50,000,000	50,000,000

The accompanying notes are an integral part of these consolidated financial statements

SINO-BON ENTERTAINMENT, INC.
(f/k/a SUNNYSIDE ACRES MOBILE ESTATES)
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2010

	June 30, 2010	June 30, 2009
	(Unaudited)	(Unaudited)

Sales, net	$15,139,436	$7,090,210
Cost of sales	(12,382,432)	(7,046,916)
Gross profit	2,757,004	43,294

Operating income/(expenses)
Other income	33,778	8,642
Other expenses	-	(26)
Selling, general and administrative expenses	(1,375,844)	(240,850)
Income/(loss) from Operations	1,414,938	(188,940)

Other income/(expenses)
Interest income	40,736	59,527
Investment income	22	2,049
Non operating income	398	3,536
Non operating expenses	(2,997)	(8,784)
Interest expenses	(129,669)	(84,620)
Profit/(loss) before income tax	1,323,428	(217,232)

Income taxes	(307,469)	0

Net income/(loss)	$1,015,959	$(217,232)

COMPREHENSIVE INCOME/(LOSS)
Net Income	$1,015,959	$(217,232)
Other Comprehensive Income
Foreign currency translation adjustment	155,732	182,284
TOTAL COMPREHENSIVE INCOME	$1,171,691	$(34,948)

Earnings (loss) per share:
Basic	0.02	(0.00)
Diluted	0.02	(0.00)

Weighted average number of shares used in computing earnings per share:
Basic	50,000,000	50,000,000
Diluted	50,000,000	50,000,000

The accompanying notes are an integral part of these consolidated financial statements

SINO-BON ENTERTAINMENT, INC.
(f/k/a SUNNYSIDE ACRES MOBILE ESTATES)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2010
(UNAUDITED)

						Accumulated
	Common Stock		Additional		Accumulated	Other	Stock	Total
	Shares	Amount	Paid-in	Statutory	Retained	Comprehensive	Subscription	Stockholders
	In thousand		Capital	Reserve	earnings	Income/(Loss)	Receivable	Equity

Balance, January 1, 2009	50,000	$50,000	$643,037	$-	$206,608	$-42,192	$-50,000	$807,453
Additional Capital			724,786					724,786
Net income					5,732,525			5,732,525
Foreign currency translation adjustments						14,396		14,396
Balance, January 1, 2010	50,000	$50,000	$1,367,823	$-	$5,939,133	$-27,796	$-50,000	$7,279,160
Net income					3,827,701			3,827,701
Statutory reserve				485,237	-485,237			-
Foreign currency translation adjustments						156,793		156,793
Balance, June 30, 2010	50,000	$50,000	$1,367,823	$485,237	$9,281,597	$128,997	$-50,000	$11,263,654

The accompanying notes are an integral part of these consolidated financial statements

SINO-BON ENTERTAINMENT, INC.
(f/k/a SUNNYSIDE ACRES MOBILE ESTATES)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH ENDED JUNE 30, 2010 AND 2009

CASH FLOWS FROM OPERATING ACTIVITIES:	2010 (Unaudited)	2009 (Pro Forma) (Unaudited)
Net income/(loss)	$3,827,701	$(206,801)
Adjustments to reconcile net income to net cash provided by Operating activities:
Depreciation	257,492	63,817
Amortization	40,627	974
Provision for doubtful accounts	(143,740)	64,270
Changes in assets and liabilities provided/(used) cash :
Restricted cash	3,130,521	(790,993)
Accounts receivable	(3,940,481)	(342,414)
Other receivables	622,261	(230,470)
Notes receivable	14,707	-
Due from related party	467,580	266,155
Due to related party	(346,233)	-
Trade deposit	2,107,460	102,681
Prepaid expenses and other assets	(3,308)	(30,219)
Inventories	(4,786,916)	(64,150)
Other assets	108,110	(27,644)
Customer deposits	742,105	209,461
Accounts and other payables	433,600	(425,900)
Income tax payable	(1,256,508)	(136,740)
Net cash provided/(used) by operating activities	1,274,978	(1,547,972)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property & equipment	(963,302)	(110,491)
Purchase of Intangible assets	-	(12,485)
Net cash used in investing activities	(963,302)	(122,976)

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable to bank	(306,709)	1,082,265
Proceeds of bank loan	4,750,475	1,353,903
Prepayment of short-term bank loan	(5,044,622)	-
Net cash provided by financing activities	(600,856)	2,436,168

Effect of exchange rate changes on cash and cash equivalents	5,305	561

NET CHANGE IN CASH AND CASH EQUIVALENTS	(283,875)	765,781
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,150,533	201,199
CASH AND CASH EQUIVALENTS, END OF PERIOD	$866,658	$966,980

SUPPLEMENTAL DISCLOSURES:
Income taxes paid	$2,501,362	$-
Interest paid	$221,831	$132,333

The accompanying notes are an integral part of these consolidated financial statements

SINO-BON ENTERTAINMENT, INC.
(f/k/a SUNNYSIDE ACRES MOBILE ESTATES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

Note 1 - CHANGE OF CORPORATE STRUCTURE AND DESCRIPTION OF BUSINESS

Acquisition of Sino-Bon Entertainment Inc.

Sino-Bon Entertainment, Inc. (Sino-Bon), which was formerly known as Sunnyside Acres Mobile Estates (Sunnyside), was incorporated under Nevada law on November 2, 1992. Sino-Bon Entertainment Inc. (Sino-Bon BVI), was incorporated on February 23, 2010 under the laws of the British Virginia Islands and is a holding company with subsidiaries engaged in manufacturing entertainment equipment, namely automatic mahjong machines. On May 7, 2010 (the “Closing Date”), Sunnyside entered into and closed a share exchange agreement, or the Share Exchange Agreement, with Sino-Bon BVI, the shareholders of Sino-Bon BVI, and Max Time Enterprises Limited, a BVI company, pursuant to which Sunnyside acquired 100% of the issued and outstanding capital stock of Sino-Bon BVI in exchange for 17,000,000 shares of Sunnyside’s Common Stock, which constituted 68.0% of issued and outstanding capital stock as of and immediately after the consummation of the transactions contemplated by the Share Exchange Agreement.

As a result of the acquisition, the consolidated subsidiaries if Sino-Bon include Sino-Bon BVI, a wholly-owned subsidiary, Atlantic Investment (Group) Limited, or Atlantic Investment, a wholly-owned subsidiary of Sino-Bon BVI which is incorporated under the laws of Hong Kong, and (i) Jiangsu Danbom Mechanical & Electrical Co., Ltd., or “Danbom,” (ii) Jiangsu Danbom Electronic Technology Co., Ltd., or “Danbom ET,” and (iii) Jiangsu Taicheng Plastic Products Co., Ltd., or “Taicheng,” each of which is a wholly-owned subsidiary of Atlantic Investment and is a limited liability company incorporated under the laws of the PRC. Danbom, Danbom ET and Taicheng are sometimes collectively referred to herein as the “Chinese Operating Subsidiaries.”

In this report, the “Company” refers to Sino-Bon and its directly and indirectly owned subsidiaries.

Atlantic Investment was incorporated on April 9, 2009 under the laws of Hong Kong. Atlantic Investment operates through its operating subsidiaries Danbom, Danbom ET and Taicheng. Danbom was incorporated on January 23, 2007 under the laws of the People’s Republic of China (PRC). Danbom ET was incorporated on May 10, 2009 under the laws of the People’s Republic of China (PRC). Taicheng was incorporated in November 20, 2008 under the laws of the People’s Republic of China (PRC).

On February 9, 2010, Atlantic Investment entered into an Equity Interest Acquisition Agreement with the owners of Danbom, Danbom ET and Taicheng respectively to acquire 100% of the equity interest of Danbom, Danbom ET and Taicheng for cash consideration.  The transactions were approved by the Jiangsu Provincial Department of Commerce on March 3, 2010, and the acquisitions were completed on March 24, 2010, when the Certificates of Incorporation of Danbom, Danbom ET and Taicheng as a Foreign Invested Enterprise (FIE) were issued by the Zhen Jiang Administration of Industry and Commerce.

Nature of Operations

The principal business of the Company consists of: (1) the design, manufacturing, research and development of entertainment equipment, namely automatic Mahjong tables; and (2) retail and wholesale sales of such entertainment equipment under our proprietary brands, including “Danbom,” “Aodong,” “Shimeng,” as well as other brands. The company headquarters and main sales office is located in Jiangsu Province in China, in the city of Jurong.

SINO-BON ENTERTAINMENT, INC.
(f/k/a SUNNYSIDE ACRES MOBILE ESTATES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

Note 2 - PRO FORMA CONSOLIDATED FINANCIALS

In the body of the financial statements, the pro forma financial statements presented for the year ended December 31, 2009,  combine the historical consolidated balance sheets of Sunnyside, Sino-Bon BVI, Atlantic Investment, Danbom, Danbom ET and Taicheng, the pro forma financial statements presented for the six months and three months ended June 30, 2009 combine the historical statements of operations and comprehensive income of Sino-Bon BVI, Atlantic Investment, Danbom, Danbom ET and Taicheng, and their respective statements of cash flows for the six-month period ended June 30, 2009, giving effect to the acquisition of Sino-Bon BVI as if the acquisition had taken place on January 1, 2009.

The Company accounted for the acquisition using the purchase method of accounting.  The pro forma adjustments are based upon available information and assumptions that the Company believes are reasonable.

We provide the following information to aid you in your analysis of the financial aspects of the acquisition of Sino-Bon BVI. The fiscal year end of each of Sino-Bon, Sino-Bon BVI, Atlantic Investment, Danbom, Danbom ET and Taicheng is December 31.

The pro forma consolidation financial information is for illustrative purposes only.  The companies may have performed differently had the acquisition taken place other than on May 7, 2010, and had they always been consolidated.  You should not rely on the pro forma consolidated financial information as being indicative of the historical results that would have been achieved had the acquisition taken place other than on May 7, 2010, and had the companies always been consolidated or the future results that the companies will experience after the acquisition.

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying audited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company's functional currency is the Chinese Renminbi, however the accompanying audited consolidated financial statements have been translated and presented in United States Dollars.

Translation Adjustment

As of June 30, 2010 and December 31, 2009, the accounts of Danbom, Danbom ET and Taicheng were maintained, and their financial statements were expressed, in Chinese Yuan Renminbi (CNY). Such financial statements were translated into U.S. Dollars (USD) in accordance with the Foreign Currency Matters Topic of the FASB Accounting Standards Codification (“ASC 830”) with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholders equity was translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with the Comprehensive Income Topic of the FASB Accounting Standard Codification (“ASC 220”). Transaction gains and losses are reflected in the income statement.

SINO-BON ENTERTAINMENT, INC.
(f/k/a SUNNYSIDE ACRES MOBILE ESTATES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, the Company evaluates its estimates, including, but not limited to, those related to depreciation, bad debts, income taxes and contingencies.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results could differ from those estimates.

Risks and Uncertainties

The Company is subject to substantial risks from, among other things, intense competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, limited operating history, foreign currency exchange rates and the volatility of public markets.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Accounts Receivable

Accounts receivable on a consolidated basis consist principally of amounts due from trade customers.  Credit is extended based on an evaluation of the customer’s financial condition and collateral is not generally required. Certain credit sales are made to industries that are subject to cyclical economic changes.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its clients to make required payments are to cover potential credit losses.  Estimates are based on historical collection experience, current trends, credit policy and relationship between accounts receivable and revenues.  In determining these estimates, the Company examines historical write-offs of its receivables and reviews each client’s account to identify any specific customer collection issues.  If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances might be required.  The Company’s failure to accurately estimate the losses for doubtful accounts and ensure that payments are received on a timely basis could have a material adverse effect on its business, financial condition, and results of operations.

Inventory

Inventory is valued at the lower of cost or market (using the weighted average cost method). Cost includes all costs to acquire and other costs incurred in bringing the inventories to their present location and condition.  The Company evaluates the lower of cost or market of its inventories on a regular basis and records a provision for loss to reduce the computed weighted-average cost.

SINO-BON ENTERTAINMENT, INC.
(f/k/a SUNNYSIDE ACRES MOBILE ESTATES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property, Plant & Equipment, Net

Property, plant and equipment are recorded at cost less accumulated depreciation and include expenditures for additions and major improvements.  Maintenance and repairs are charged to operations as incurred.  When assets are retired or otherwise disposed of, the costs and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income for the period of disposition.

Depreciation is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the assets. The useful lives for property, plant and equipment are as follows:

Building	5 - 20 years
Machinery	5 - 10 years
Office Furniture & Equipment	3 - 5 years
Motor vehicles	5 – 10 years

Construction in Progress

Construction in Progress represents direct costs of construction or acquisition and design fees incurred.  Capitalization of these costs ceases and the construction in progress is transferred to plant and equipment assets when substantially all the activities necessary to prepare the assets for their intended use are completed.  No depreciation is provided until it is completed and ready for intended use.

Intangibles Assets

Intangible assets are amortized using the straight-line method over their estimated period of benefit. Evaluation of the recoverability of intangible assets is made annually to take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization. No impairments of intangible assets have been identified during any of the periods presented. The intangible assets consist principally of accounting software and land use rights. According to the laws of China, the government owns all the land in China.  Companies or individuals are authorized to possess and use the land only through land use rights granted by the Chinese government.  Land use rights are amortized using the straight-line method over the lease term of 50 years.

Fair Value of Financial Instruments

FASB Accounting Standards Codification Topic on Fair Value Measurements and Disclosures (“ASC 820”) requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Revenue Recognition

Revenues are recognized upon shipment when title passes.  Shipping costs are included in cost of sales. The Company believes that recognizing revenue at time of shipment is appropriate because the Company’s sales policies meet the four criteria of the SEC’s Staff Accounting Bulletin No. 104, which are: (i) persuasive evidence that an arrangement exists, (ii) delivery has occurred, (iii) the seller’s price to the buyer is fixed and determinable, and (iv) collectability is reasonably assured.

SINO-BON ENTERTAINMENT, INC.
(f/k/a SUNNYSIDE ACRES MOBILE ESTATES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

The Company utilizes FASB Accounting Standards Codification Topic on Income Taxes (“ASC 740”), which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Based on a review of our tax positions, the Company was not required to record a liability for unrecognized tax benefits as a result of adopting ASC 740 on January 1, 2007.  Further, there has been no change during the years ended December 31, 2009 and 2008.  Accordingly, we have not accrued any interest and penalties through June 30, 2010.

Statement of Cash Flows

In accordance with FASB Accounting Standards Codification Topic on Statement of Cash flows (“ASC 230”), cash flows from the Company’s operations are based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions.

The Company has a diversified customer base, mostly located in China. The Company controls credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

Related parties
Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Parties are also considered to be related if they are subject to common control or common significant influence. Related parties may be individuals or corporate entities.

Reclassification
Certain prior period amounts have been reclassified to conform to the current presentation. Building improvement of $92,759 has been reclassified from other assets to building on January 1, 2010. Land use rights of $1,789,831 have been reclassified from fixed assets to intangible assets on January 1, 2010.

Note 4 – RESTRICTED CASH

Restricted cash of $3.47 million and $6.58 million as of June 30, 2010 and December 31, 2009, respectively, consists of cash deposited by the Company in a special bank account, which was created to be in compliance with Bank’s Acceptance paid by financial institutions for advances to vendors.

SINO-BON ENTERTAINMENT, INC.
(f/k/a SUNNYSIDE ACRES MOBILE ESTATES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

Note 5 - ACCOUNTS RECEIVABLE

The Company’s accounts receivable from unrelated parties as of June 30, 2010 and December 31, 2009 are summarized as follows:

	June 30,	December 31,
	2010	2009
Trade Receivables	$15,319,412	$11,338,966
Less: Allowance for doubtful accounts	13,387	94,527
Net accounts receivable	$15,306,024	$11,244,439

Note 6 - INVENTORIES

Inventories are stated at the lower of cost or market value.  The inventories are valued using weighted average method.  As of June 30, 2010 and December 31, 2009, inventories consist of the following:

	June 30,	December 31,
	2010	2009
Raw materials and supplies	$2,613,043	$1,643,204
Work in progress	1,352,574	151,419
Finished goods	3,905,353	1,260,698
Totals	$7,870,970	$3,055,321

Note 7 – LONG-TERM INVESTMENTS

Long-term investments included investments in Jiangsu Danbom Color Printing Co., Ltd. (Color Printing) and Baohua Credit Union (Baohua).

The Company owns 31.5% of total shares of Color Printing and has entered in agreement that they can not exercise significant influence in Color Printing. The investment was valued $431,803 as of June 30, 2010 and December 31, 2009. There was no investment income for the six months ended at June 30, 2010 and December 31, 2009.

The Company owns 50,000 shares of Baohua Credit Union. The investment was valued $73,078 as of June 30, 2010 and December 31, 2009. The investment income was $5,515 and $2,049 for the six months ended June 30, 2010 and 2009, respectively, and $22 and $2,049 for the three months ended June 30, 2010 and 2009, respectively.

SINO-BON ENTERTAINMENT, INC.
(f/k/a SUNNYSIDE ACRES MOBILE ESTATES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

Note 8 –PROPERTY, PLANT & EQUIPMENT, NET

As of June 30, 2010 and December 31, 2009, Property, Plant & Equipment consist of the following:

	June 30, 2010	December 31, 2009
Building	$5,377,833	$4,335,816
Machinery	1,520,291	1,163,154
Office Furniture & Equipment	191,594	156,328
Motor vehicles	285,638	262,423
	7,375,356	5,917,721
Accumulated depreciation	(610,653)	(325,438)
	$6,764,703	$5,592,283

Depreciation expense for the six months ended June 30, 2010 and 2009 was $257,492 and $63,817, respectively.
Depreciation expense for the three months ended June 30, 2010 and 2009 was $154,915 and $32,501, respectively.
Construction in progress of $329,348 has been transferred from construction in progress to building as of June 30, 2010.

Note 9 –INTANGIBLES ASSETS

As of June 30, 2010 and December 31, 2009, intangible assets consist of the following:

	June 30, 2010	December 31, 2009
Accounting software	$37,380	$34,845
Land use rights	1,802,541	1,789,831
	1,839,921	1,824,676
Accumulated amortization	48,258	7,256
	$1,791,663	$1,817,420

Amortization expense for the six months ended June 30, 2010 and 2009 was $40,627 and $974, respectively.
Amortization expense for the three months ended June 30, 2010 and 2009 was $18,720 and $387, respectively.

SINO-BON ENTERTAINMENT, INC.
(f/k/a SUNNYSIDE ACRES MOBILE ESTATES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

Note 10 – BANK’S ACCEPTANCE

Bank's Acceptance Bill (BA) is a commercial bill. Acceptance by the bank deposit to open deposit accounts were out of tickets to the Bank for examination and approval by the Bank of acceptance, unconditional guarantee to pay a specified date determined amount to the payee or bearer. Commercial bills issued on the drawer to drawer acceptance are the Bank of Credit based on the recognition and support for the credit. They are related accounts to restricted cash and accounts payable. The Company paid its portion of vendors by BA, some BAs are secured 100% by restricted cash to guarantee the payment later, and the others are secured 50% by restricted cash only and 50% by short-term bank loan. The Company will pay interest on these short-term bank loans. As of June 30, 2010 and December 31, 2009, bank’s acceptance had balances of $6.23 million and $6.51 million, respectively.

Note 11 – RELATED PARTY TRANSACTIONS

As of June 30, 2010 and December 31, 2009, the due from related party account had balances of $0 and $2.98 million, respectively, and the due to related party account had balances of $1.91 million and $4.75 million, respectively.

In July 2009, Danbom purchased fixed assets, including buildings, equipment and current accounts, and assumed certain liabilities, for a net purchase price of $4.32 million, from a related party shareholder, pursuant to a Purchase Agreement. The due date for the balance of payments due is December 31, 2011.

Below details substance of Asset purchase agreement.

Accounts name	Assets	Liabilities
Cash	$270,735	$
Accounts receivable	3,000,301
Other receivables	3,884,371
Advance payment	2,269,445
Inventory	1,416,693
Fixed assets	5,804,320
Accounts payable			8,337,949
Other payable			3,106,307
Trade deposit			879,704
Total	$16,645,865		12,323,960
Due to related party			$4,321,905

Pursuant to three-party agreement signed on May 5, 2010, Qisheng Yuan cancelled a debt due from Danbom in the amount of $2,516,846 and Danbom cancelled a debt due from Qihong Yuan in the same amount.

SINO-BON ENTERTAINMENT, INC.
(f/k/a SUNNYSIDE ACRES MOBILE ESTATES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

Note 12 –SHORT-TERM BANK LOAN

As of June 30, 2010 and December 31, 2009, the Company had short-term bank loans as follows:

June 30, 2010
Rural Credit Cooperative, Loan calls for interest 0.7695% per month, with principal due in September 2010	$442,384
Rural Credit Cooperative, Loan calls for interest 0.57525% per month, with principal due in October 2010	184,327
Rural Credit Cooperative, Loan calls for interest 0.729% per month, with principal due in September 2010	235,938
Rural Credit Cooperative, Loan calls for interest 0.729% per month, with principal due in September 2010	442,384
Rural Credit Cooperative, Loan calls for interest 0.57525% per month, with principal due in October 2010	147,461
Rural Credit Cooperative, Loan calls for interest 0.57525% per month, with principal due in October 2010	213,819
Rural Credit Cooperative, Loan calls for interest 0.7695% per month, with principal due in September 2010	545,607
Rural Credit Cooperative, Loan calls for interest 0.7695% per month, with principal due in December 2010	339,161
Rural Credit Cooperative, Loan calls for interest 0.715% per month, with principal due in September 2010	294,922
Agricultural Bank of China, Loan calls for interest 0.398% per month, with principal due in December 2010	1,032,229
Agricultural Bank of China, Loan calls for interest 0.398% per month, with principal due in May 2010	2,506,842
China Construction Bank, Loan calls for interest 0.4448% per month, with principal due in May 2011	147,461
China Construction Bank, Loan calls for interest 0.4092% per month, with principal due in December 2010	737,307
$7,269,842

December 31, 2009
Rural Credit Cooperative, Loan calls for interest 0.715% per month, with principal due in March 2010	$293,376
Rural Credit Cooperative, Loan calls for interest 0.439% per month, with principal due in May 2010	1,217,509
Rural Credit Cooperative, Loan calls for interest 0.439% per month, with principal due in March 2010	982,808
Rural Credit Cooperative, Loan calls for interest 2.5% per month, with principal due in June 2010	1,657,572
Agricultural Bank of China, Loan calls for interest 0.439% per month, with principal due in November 2010	733,439
Agricultural Bank of China, Loan calls for interest 0.439% per month, with principal due in July 2010	1,760,253
China Construction Bank Loan, calls for interest 0.439% per month, with principal due in May 2010	146,688
China Construction Bank, Loan calls for interest 0.405% per month, with principal due in June 2010	733,439
$7,525,084

Notes 13 - COMMON SHARES

On May 7, 2010, the Company issued 17,000,000 of its common shares to Sino-Bon BVI’s shareholders in exchange for 100% of the issued and outstanding capital stock of Sino-Bon BVI.

On July 12, 2010, the Company filed a Certificate of Amendment to its Articles of Incorporation changing the name of the Corporation from “Sunnyside Acres Mobile Estates” to “Sino-Bon Entertainment, Inc.,” increasing the authorized shares of the Company from 25,000,000 shares of common stock to 100,000,000 shares of common stock, with the same par value of $0.001 per share, and effecting a two-for-one forward stock split of the outstanding shares of common stock of the Company.  Prior to the amendment of its articles and forward stock split, the Company had 25,000,000 shares of its common stock authorized, issued and outstanding.   Subsequent to the amendment of its articles and forward stock split, the Company had 100,000,000 shares of common stock authorized and 50,000,000 shares of common stock issued and outstanding.

SINO-BON ENTERTAINMENT, INC.
(f/k/a SUNNYSIDE ACRES MOBILE ESTATES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

Notes 14 – INCOME TAXES

The Company, through its Chinese operating subsidiaries, is governed by the Income Tax Laws of the PRC. Operations in the United States of America have incurred net accumulated operating income for income tax purposes. Provisions for income taxes for the six months ended June 30, 2010 and 2009 were $1,244,854 and $0, respectively.

Note 15 - OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income, included in stockholders equity, as of June 30, 2010 and December 31, 2009 are as follows:

	Foreign Currency	Accumulated Other
	Translation	Comprehensive
	Adjustment	Income
Balance December 31, 2008	$(42,192)	$(42,192)
Changes for year ended December 31, 2009	14,396	14,396
Balance December 31, 2009	(27,796)	(27,796)
Changes for six months ended June 30, 2010	156,793	156,793
Balance at June 30, 2010	$128,997	$128,997

Note 16 – EARNINGS PER SHARE

Basic and diluted earnings per share have been calculated as follows:

	Six months ended June 30, 2010	Three months ended June 30, 2010

Net income (loss) attributed to holder of common shares	$3,827,701	$1,015,959
Weighted-average number of common shares outstanding—basic	50,000,000	50,000,000
Weighted-average number of common shares outstanding—diluted	50,000,000	50,000,000
Basic earnings (loss) per share	$0.08	$0.02
Diluted earnings (loss) per share	$0.08	$0.02

SINO-BON ENTERTAINMENT, INC.
(f/k/a SUNNYSIDE ACRES MOBILE ESTATES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

Note 17 –COMMITMENTS

The Company leases factory facilities under 5-year arrangements from April 1, 2009. The Company has future minimum lease obligations as of June 30, 2010 as follows:

2011	$104,300
2012	95,379
2013	14,649
2014	14,649
2015	7,324
Total	$236,301

Rental expense for the six months ended June 30, 2010 and 2009 was $53,647 and $22,394, respectively.
Rental expense for the three months ended June 30, 2010 and 2009 was $20,877 and $22,394, respectively.

Note 18 –SUBSEQUENT EVENTS

On July 12, 2010, the Company changed its name from “Sunnyside Acres Mobile Estates” to “Sino-Bon Entertainment, Inc.” and increased the Company’s number of authorized shares of common stock from 25,000,000 to 100,000,000, and effected a two-for-one forward stock split of the outstanding shares of common stock of the Company.

For the six months ended June 30, 2010, the Company has evaluated subsequent events for potential recognition and disclosure through August 17, 2010, the date of the financial statement issuance.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes thereto included in our Current Report on Form 8-K filed with the SEC on May 7, 2010.

Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the U.S. federal securities laws.  These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may,” “likely,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology.  These forward-looking statements are subject to a number of risks that could cause them to differ from our expectations. These include, but are not limited to, risks relating to:

•	Our financial condition and results of operations, including expectations and projections relating to our future performance and profitability;

•	The impact that a downturn or negative changes in the market for entertainment equipment may have on sales;

•	Our ability to obtain additional capital in future years to fund our planned expansion;

•	Economic, political, regulatory, legal and foreign exchange risks associated with our operations;

•	Prices for our primary raw materials, including steel, copper and plastics;

•	Changes in consumer behavior in China;

•	The loss of key members of our senior management and our qualified sales personnel; and

•	The impact of general economic conditions in the PRC and other market and economic challenges on our business.

You should not place undue reliance on these forward-looking statements, which are based on our current views and assumptions.  In evaluating these statements, you should specifically consider various factors, including the foregoing risks and those outlined under “Risk Factors” in our Current Report on Form 8-K as filed with the SEC on May 7, 2010.  Many of these factors are beyond our control.   Our forward-looking statements represent estimates and assumptions only as of the date of this quarterly report on Form 10-Q.  Except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date of this quarterly report on Form 10-Q.

Company Overview

Sino-Bon Entertainment, Inc. was originally incorporated under the laws of the State of Nevada on November 2, 1992 under the name “Sunnyside Acres Mobile Estates.”  On July 12, 2010, we amended our Articles of Incorporation to change the name of the company to “Sino-Bon Entertainment, Inc.,” increase the Company’s number of authorized shares of common stock from 25,000,000 to 100,000,000, and effect a two-for-one forward stock split of the outstanding shares of common stock of the Company.  All references to the “Company,” “we,” “our,” and “us” refer to Sino-Bon Entertainment, Inc. and its subsidiaries.

On May 7, 2010, we completed a reverse acquisition transaction through a share exchange with Sino-Bon Entertainment Inc., a British Virgin Islands holding company (“Sino-Bon BVI”), and its shareholders, or the “Shareholders”, whereby we acquired 100% of the issued and outstanding capital stock of Sino-Bon BVI in exchange for 17,000,000 shares of our Common Stock which constituted 68.0% of our issued and outstanding capital stock as of and immediately after the consummation of the reverse acquisition.  As a result of the reverse acquisition, Sino-Bon BVI became our wholly-owned subsidiary and the former shareholders of Sino-Bon BVI became our controlling stockholders.  The share exchange transaction with Sino-Bon BVI and the Shareholders, or Share Exchange, was treated as a reverse acquisition for accounting purposes, with Sino-Bon BVI as the acquirer and Sunnyside Acres Mobile Estates as the acquired party.

As a result of our acquisition of Sino-Bon BVI, we now own all of the issued and outstanding capital stock of Sino-Bon BVI, which in turn owns all of the issued and outstanding capital stock of Atlantic Investment (Group) Ltd. (“Atlantic Investment”), which in turn owns all of the issued and outstanding capital stock of Jiangsu Danbom Mechanical & Electrical Co., Ltd (“Danbom”), and its two affiliated contractual suppliers, Jiangsu Danbom Electronic Technology Co., Ltd. (“Danbom ET”) and Jiangsu Taicheng Plastic Products Co., Ltd. (“Taicheng” and, together with Danbom and Danbom ET, the “Chinese Operating Subsidiaries”).

Danbom is a leading manufacturer of entertainment equipment in China, namely automatic Mahjong tables.  Increasing demand for our products is being driven primarily by increased urbanization, the surge in middle-class household income, improved living conditions in general and the fast growing entertainment market in China.  We have also benefited greatly from China’s strong economic growth and social development in recent years.

Our principal business consists of: (1) the design, manufacturing, research and development of entertainment equipment, namely automatic Mahjong tables; and (2) retail and wholesale sales of such entertainment equipment under our proprietary brands, including “Danbom,” “Aodong,” “Shimeng,” as well as other brands.  Our products are sold in our regional sales centers and in over 1,000 independently owned chain stores in the regions of Guangzhou, Shenzhen, Sichuan, Henan and Hunan.  Our products are also brought to market through our extensive distribution network of 21 authorized independent distributors as well as through five giant special electronics retailers selected to sell Danbom branded equipment on our behalf.  Our company headquarters and main sales office is located in Jiangsu Province in China, in the city of Jurong.

Principal Factors Affecting Our Financial Performance

Our operating results are primarily affected by the following factors:

•
Growth in the Chinese Economy - We operate our facilities in China and derive almost all of our revenues from sales to customers in China.  Economic conditions in China, therefore, affect virtually all aspects of our operations, including the demand for our products, the availability and prices of our raw materials and our other expenses.  China has experienced significant economic growth, achieving a compound annual growth rate of over 10% in gross domestic product from 1996 through 2008.  China is expected to experience continued growth in all areas of investment and consumption, even in the face of a global economic recession.  However, China has not been entirely immune to the global economic slowdown and is experiencing a slowing of its growth rate.  In addition, the Chinese government has recently retreated from its economically stimulative policies.

•
Supply and Demand in the Steel, Copper and Plastic Market – We are subject to macroeconomic factors dictating the supply and demand of raw material commodities in the PRC.  Steel, copper and plastics are our major raw materials and these commodity prices have been volatile in the past, and while they have stabilized since the first quarter of 2009, our revenues and earnings could be dramatically affected by increases and decreases in these raw material costs.

•
Consumer Behavior Changes in China– Growth in sales of our products, entertainment equipment, are driven primarily by China’s increased urbanization, the surge in middle-class household income, improved living conditions in general and fast growing entertainment markets in China. Changes in the Chinese consumer’s behavior will greatly affect our product sales and financial performance.

Taxation

United States, BVI and Hong Kong

We are subject to United States tax at a tax rate of 35%. No provision for income taxes in the United States has been made as we have no income taxable in the United States.

Sino-Bon BVI was incorporated in the British Virgin Islands on February 23, 2010.  As an offshore company, it is exempt from income taxes according to the Article 242 of the BVI Business Companies Act 2004 (“Exemptions from Tax”), which states that (a) a company b) all dividends, interest, rents, royalties, compensations and other amounts paid by company, and (c) capital gains realized with respect to any shares, debt obligations or other securities of a company, are exempt from all provisions of the Income Tax Ordinance.

Atlantic Investment was incorporated in Hong Kong on September 10, 2009.  In accordance with the relevant tax laws and regulations of Hong Kong, a company, irrespective of its residential status, is subject to tax on all profits (excluding profits arising from the sale of capital assets) arising in or derived from Hong Kong.  No tax is levied on profits arising abroad, even if they are remitted to Hong Kong.  Therefore, Atlantic Investment is exempt from Hong Kong income tax since all the profits were derived from subsidiaries in the PRC.  The income tax rate in Hong Kong is 17.5%.

People’s Republic of China

Income Taxes:

The Company through its subsidiaries is governed by the Income Tax Laws of the PRC.  Operations in the PRC have incurred net accumulated operating income for income tax purposes.  Provisions for income taxes amounted to $1,244,854 in the six months ended June 30, 2010 and $1,893,875 in the full year 2009, respectively.

ASC 740, Accounting for Income Taxes (“ASC 740”), requires that deferred tax assets be evaluated for future realization and reduced by a valuation allowance to the extent we believe a portion is more likely will not be realized. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent cumulative earnings experience and expectations of future taxable income by taxing jurisdiction, the carry-forward periods available to us for tax reporting purposes, and other relevant factors.

Effective January 1, 2007, we adopted the provisions of FASB Accounting Standards Codification Topic 740, Accounting for Uncertainty in Income Taxes.  ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. The standard prescribes a recognition and measurement method for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The standard also provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes.

Based on a review of our tax positions, the Company was not required to record a liability for unrecognized tax benefits as a result of adopting ASC 740 on January 1, 2007.  Further, there has been no change during the years ended December 31, 2009 and 2008.  Accordingly, we have not accrued any interest and penalties through June 30, 2010.

Value Added Taxes:

The Company is subject to value added tax (“VAT”) for selling merchandise. The applicable VAT rate is 17% for products sold in the PRC. The amount of VAT liability is determined by applying the applicable tax rate to the invoiced amount of goods sold (output VAT) less VAT paid on purchases made with the relevant supporting invoices (input VAT). Under the commercial practice of the PRC, the Company pays VAT based on tax invoices issued. The tax invoices may be issued subsequent to the date on which revenue is recognized, and there may be a considerable delay between the date on which the revenue is recognized and the date on which the tax invoice is issued. In the event that the PRC tax authorities dispute the date on which revenue is recognized for tax purposes, the PRC tax office has the right to assess a penalty, which can range from zero to five times the amount of the taxes which are determined to be late or deficient.  According to PRC tax laws, any potential tax penalty payable on late or deficient payments of this tax could be between zero and five times the amount of the late or deficient tax payable, and will be expensed as a period expense if and when a determination has been made by the taxing authorities that a penalty is due.  As of June 30, 2010 and December 31, 2009, the Company accrued $0 and $517,851.42, respectively, of unpaid value-added taxes.

Our future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of our pre-tax income and non-tax deductible expenses incurred. Our management carefully monitors these legal developments and will punctually adjust our effective income tax rate when necessary.

Results of Operations

Comparison of Three Months Ended June 30, 2010 and June 30, 2009 (Unaudited)

The following table sets forth key components of our results of operations for the three months ended June 30, 2010 compared to the three months ended June 30, 2009.

	For three months ended June 30, 2010	For three months ended June 30, 2009	$ Change	% Change
	(Unaudited)	(Pro Forma Unaudited)
Sales, net	$15,139,436	$7,090,210	$8,049,226	113.53%
Cost of sales	(12,382,432)	(7,046,916)	(5,335,516)	75.71%
Gross profit	2,757,004	43,294	2,713,710	6268.10%
Operating income/(expenses)
Other income	33,778	8,642	25,136	290.86%
Other expenses	0	(26)	26	-100.00%
Selling, general and administrative expenses	(1,375,844)	(240,850)	(1,134,994)	471.25%
Income from Operations	1,414,938	(188,940)	1,603,878	-848.88%
Other income/(expenses)
Interest income	40,736	59,527	(18,791)	-31.57%
Investment income	22	2,049	(2,027)	-98.93%
Non operating income	398	3,536	(3,138)	-88.74%
Non operating expenses	(2,997)	(8,784)	5,787	-65.88%
Interest expenses	(129,669)	(84,620)	(45,049)	53.24%
Profit before income tax	1,323,428	(217,232)	1,540,660	-709.22%
Income taxes	(307,469)	0	(307,469)	-100.00%
Net income	$1,015,959	$(217,232)	$1,233,191	-567.68%
Other Comprehensive Income
Foreign currency translation adjustment	155,732	182,284	(26,552)	-14.57%
TOTAL COMPREHENSIVE INCOME	$1,171,691	$(34,948)	$1,206,639	-3452.67%

Net Sales.  Sales are mainly derived from the various types of automatic mahjong tables manufactured by Danbom and sold to the Chinese domestic market.

Total net sales were $15.14 million and $7.09 million for the three months ended June 30, 2010 and 2009, respectively, representing an increase of $8.05 million or 113.53% year over year.  In July 2009, Danbom purchased fixed assets, including buildings, equipment, and current accounts, and assumed certain liabilities, with a net value of $4.32 million from a related party of its former shareholder, pursuant to an asset purchase agreement.  The company thus expanded its production capacity and output significantly through this acquisition.  The fiscal quarter ended June 30 is typically the slowest quarter for sales in the automatic Mahjong table industry in China.  Demand was also negatively affected by the Chinese government’s retreat from its economically stimulative policies.  Despite these headwinds, the Company’s sales in the second quarter of 2010 were still significantly greater than in the same period in the preceding year, and Company management believes that the Company’s sales should improve during the remainder of 2010.

Cost of Sales. Cost of sales for the three months ended June 30, 2010 increased to $12.38 million from $7.05 million for the three months ended June 30, 2009, a $5.33 million or 75.71% increase, consistent with the increase in revenues.

Gross Profit and Gross Margin. Our gross profit increased from $43,294 in the three months ended June 30, 2009 to $2.76 million in the three months ended June 30, 2010.  Gross profit margins as a percentage of net revenue increased from 0.61% during the period in 2009 to 18.21% in 2010.  The increase was consistent with the economic scale effects caused by our increases in production, product lines and revenues.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses increased to $1.38 million in the three months ended June 30, 2010 from $0.24 million in the same period in 2009. This increase was attributable to the increase in the scope of our operations and increased expenses, including consulting and audit expenses, which resulted from the Share Exchange transaction and Sino-Bon becoming a public company.

Interest Income/(Expenses). Interest income decreased to $40,736 for the three months ended June 30, 2010, compared with $59,527 for the three months ended June 30, 2009.  Interest expense increased to $129,669 for the three months ended June 30, 2010, compared with $84,620 for the three months ended June 30, 2009.  The proceeds from borrowings financed the Company’s business operations.

Income Taxes. Income tax increased to $307,469 in the three months ended June 30, 2010 from $0 in the same period in 2009.  The increase was due to an increase in income, as our income tax rate remained constant at 25%.

Net Income/(Loss).  Net income for the three months ended June 30, 2010 increased by $1,233,191, to $1,015,959 from a net loss of $(217,232) for the three months ended June 30, 2009.  The increase was consistent with the increase in gross profit as mentioned above.

Comparison of Six Months Ended June 30, 2010 and June 30, 2009 (Unaudited)

The following table sets forth key components of our results of operations for the six months ended June 30, 2010 compared to the six months ended June 30, 2009.

	For six months ended June 30, 2010	For six months ended June 30, 2009	$ Change	% Change
	(unaudited)	(pro forma)
Sales, net	$40,110,044	$11,034,973	$29,075,071	263.48%
Cost of sales	(32,207,342)	(10,837,589)	(21,369,753)	197.18%
Gross profit	7,902,702	197,384	7,705,318	3903.72%
Operating income/(expenses)
Other income	33,778	8,642	25,136	290.86%
Other expenses	0	(26)	26	-100.00%
Selling, general and administrative expenses	(2,829,229)	(351,054)	(2,478,175)	705.92%
Income from Operations	5,107,251	(145,054)	5,252,305	-3620.93%
Other income/(expenses)
Interest income	74,628	59,527	15,101	25.37%
Investment income	5,515	2,049	3,466	169.16%
Non operating income	110,311	18,160	92,151	507.44%
Non operating expenses	(3,319)	(9,150)	5,831	-63.73%
Interest expenses	(221,831)	(132,333)	(89,498)	67.63%
Profit before income tax	5,072,555	(206,801)	5,279,356	-2552.87%
Income taxes	(1,244,854)	0	(1,244,854)	-100.00%
Net income	$3,827,701	$(206,801)	$4,034,502	-1950.91%
Other Comprehensive Income
Foreign currency translation adjustment	156,793	157,028	(235)	-0.15%
TOTAL COMPREHENSIVE INCOME	$3,984,494	$(49,773)	$4,034,267	-8105.33%

Net Sales.  Sales are mainly derived from the various types of automatic mahjong tables manufactured by Danbom and sold to the Chinese domestic market.

Total net sales were $40.11 million and $11.03 million for the six months ended June 30, 2010 and 2009, respectively, representing an increase of $29.08 million or 263.48% year over year.  In July 2009, Danbom purchased fixed assets, including buildings, equipment, and current accounts, and assumed certain liabilities, with a net value of $4.32 million from a related party of its former shareholder, pursuant to an asset purchase agreement.  The company thus expanded its production capacity and output significantly through this acquisition.  The fiscal quarter ended June 30 is typically the slowest quarter for sales in the automatic Mahjong table industry in China.  Demand was also negatively affected by the Chinese government’s retreat from its economically stimulative policies.  Despite these headwinds, the Company’s sales in the first half of 2010 were still significantly greater than in the same period in the preceding year, and Company management believes that the Company’s sales should improve during the remainder of 2010.

Cost of Sales. Cost of sales for the six months ended June 30, 2010 increased to $32.21 million from $10.84 million for the six months ended June 30, 2009, a $21.37 million or 197.18% increase, consistent with the increase in revenues.

Gross Profit and Gross Margin. Our gross profit increased from $197,384 in the six months ended June 30, 2009 to $7.90 million in the six months ended June 30, 2010.  Gross profit margins as a percentage of net revenue increased from 1.79% during the period in 2009 to 19.70% in 2010.  The increase was consistent with the economic scale effects caused by our increases in production, product lines and revenues.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses increased to $2.83 million in the six months ended June 30, 2010 from $0.35 million in the same period in 2009. This increase was attributable to the increase in the scope of our operations and increased expenses, including consulting and audit expenses, which resulted from the Share Exchange transaction and Sino-Bon becoming a public company.

Interest Income/(Expenses). Interest income increased to $74,628 for the six months ended June 30, 2010, compared with $59,527 for the six months ended June 30, 2009.  Interest expense increased to $221,831 for the six months ended June 30, 2010, compared with $132,333 for the six months ended June 30, 2009, due to the Company’s increased short term borrowing activities in 2010.  The proceeds from borrowings financed the Company’s business operations.

Income Taxes. Income tax increased to $1,244,854 in the six months ended June 30, 2010 from $0 in the same period in 2009.  The increase was due to an increase in income, as our income tax rate remained constant at 25%.

Net Income/(Loss).  Net income for the six months ended June 30, 2010 increased by $4,034,502, to $3,827,701 from a net loss of $(206,801) for the six months ended June 30, 2009.  The increase was consistent with the increase in gross profit as mentioned above.

Liquidity and Capital Resources

As of June 30, 2010, we had cash and cash equivalents of $866,658, primarily consisting of cash on hand and demand deposits. The following table provides detailed information about our net cash flow for the six months ended June 30, 2010 and 2009.

	For six months ended June 30, 2010 (Unaudited)	For six months ended June 30, 2009 (Pro Forma Unaudited)
Net Cash Provided (Used) by Operating Activities	1,274,978	(1,547,972)
Net Cash Provided by (Used in) Investing Activities	(963,302)	(122,976)
Net Cash Flows from Financing Activities	(600,856)	2,436,168
Effect on Change of Exchange Rate	5,305	561
Net Changes in Cash and Cash Equivalents	(283,875)	765,781
Cash and Cash Equivalents - Beginning of Period	1,150,533	201,199
Cash and Cash Equivalents - End of Period	$866,658	$966,980

Operating activities

Net cash provided by operating activities was $1,274,978 for the six months ended June 30, 2010, as compared to $(1,547,972) net cash used by operating activities for the same period in 2009.  The change is attributable to the increase in net income for the current period, the decrease of $2,107,460 in trade deposits and the decrease of $3,130,521 in restricted cash, and was offset by the increase of $4,786,916 in inventories, increase of $3,940,481 in accounts receivable and decreases of $1,256,508 in income tax payable.   Our primary cash flows from net income were realized through the sale of automatic mahjong tables.

Investing activities

Net cash used in investing activities for the six months ended June 30, 2010 was $963,302, consisting mainly of the funds for the acquisition of fixed assets, including buildings and equipment to support the growth of our business. For the six months ended June 30, 2009, the Company utilized $122,976 in investing activities.

Financing activities

Net cash used by financing activities for the six months ended June 30, 2010 was $600,856, as compared to $2,436,168 net cash provided by financing activities during the same period of 2009.  These financing activities were borrowings and repayments of bank loans.

As of June 30, 2010, the Company had various outstanding short-term bank loans due in less than one year totaling $7,269,842.  For more detail regarding the amount and term of these short-term bank loans, see Note 12 to the consolidated financial statements contained herein.  In the past, the Company has typically renewed these short-term bank loans prior to their repayment.  To the extent any of these short-term bank loans are not renewed, we expect to fund their repayment from current cash balances, cash from operations and/or other bank borrowings.

As of June 30, 2010, the Company had no significant capital commitments for the next 12 months.

We believe that our cash on hand and cash flow from operations will meet our present cash needs.  We may, however, in the future, require additional cash resources due to changed business conditions, implementation of our strategy to ramp up our marketing efforts and increase brand awareness, or acquisitions we may decide to pursue.  If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all.  Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Inflation

Inflation and changing prices have not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future. However, our management will closely monitor price changes affecting the entertainment equipment industry and continually endeavor to maintain effective cost controls in operations.

Seasonality

The fiscal quarter ended June 30 is typically the slowest quarter for sales in the automatic Mahjong table industry in China.  Sales typically improve somewhat during the fourth quarter and are strongest in the first quarter of the calendar year.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

Significant Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any.  We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operation.  Critical accounting policies are those that are most important to the portrayal of our financial conditions and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.  Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments.  We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements:

Revenue Recognition

Revenues are recognized upon shipment when title passes.  Shipping costs are included in cost of sales. The Company believes that recognizing revenue at time of shipment is appropriate because the Company’s sales policies meet the four criteria of the SEC’s Staff Accounting Bulletin No. 104, which are: (i) persuasive evidence that an arrangement exists, (ii) delivery has occurred, (iii) the seller’s price to the buyer is fixed and determinable, and (iv) collectability is reasonably assured.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, the Company evaluates its estimates, including, but not limited to, those related to depreciation, bad debts, income taxes and contingencies.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results could differ from those estimates.

Accounts Receivable

Accounts receivable on a consolidated basis consist principally of amounts due from trade customers.  Credit is extended based on an evaluation of the customer’s financial condition and collateral is not generally required. Certain credit sales are made to industries that are subject to cyclical economic changes.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its clients to make required payments are to cover potential credit losses.  Estimates are based on historical collection experience, current trends, credit policy and relationship between accounts receivable and revenues.  In determining these estimates, the Company examines historical write-offs of its receivables and reviews each client’s account to identify any specific customer collection issues.  If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances might be required.  The Company’s failure to accurately estimate the losses for doubtful accounts and ensure that payments are received on a timely basis could have a material adverse effect on its business, financial condition, and results of operations.

Inventory

Inventory is valued at the lower of cost or market (using the weighted average cost method). Cost includes all costs to acquire and other costs incurred in bringing the inventories to their present location and condition.  The Company evaluates the lower of cost or market of its inventories on a regular basis and records a provision for loss to reduce the computed weighted-average cost.

Translation Adjustment

As of June 30, 2010 and December 31, 2009, the accounts of Danbom, Danbom ET and Taicheng were maintained, and their financial statements were expressed, in Chinese Yuan Renminbi (CNY). Such financial statements were translated into U.S. Dollars (USD) in accordance with the Foreign Currency Matters Topic of the FASB Accounting Standards Codification (“ASC 830”) with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholders equity was translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with the Comprehensive Income Topic of the FASB Accounting Standard Codification (“ASC 220”). Transaction gains and losses are reflected in the income statement.

Recent Accounting Pronouncements

The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

Item 3.  Quantitative and Qualitative Disclosure About Market Risks.

Not applicable.

Item 4T.  Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures.

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, the Company's principal executive officer and principal financial officer have evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation these officers have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective and were adequate to insure that the information required to be disclosed by the Company in reports it files or submits under the Exchange Act were recorded, processed, summarized and reported within the time period specified in the Commission's rules and forms.

(b)	Changes in Internal Control Over Financial Reporting.

There have been no significant changes in our internal controls over financial reporting that could materially affect such controls over financial reporting subsequent to the date we completed our evaluation.  Therefore, no corrective actions were taken.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

Item 1A.  Risk Factors.

There have been no material changes to the risk factors previously disclosed under Item 2.01 of the Company’s Current Report on Form 8-K, as filed with the United States Securities and Exchange Commission on May 7, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On May 7, 2010, we issued 17,000,000 shares of our Common Stock to the shareholders of Sino-Bon BVI.  The total consideration for the 17,000,000 shares of our Common Stock was 50,000 shares of Sino-Bon BVI, which is all the issued and outstanding capital stock of Sino-Bon BVI  The number of our shares issued to the shareholders of Sino-Bon BVI was determined based on an arm’s-length negotiation.  The issuance of our shares to the shareholders of Sino-Bon BVI was made pursuant to Regulation S under the Securities Act.

We issued securities in reliance upon Regulation S under the Securities Act.  Each shareholder who received the securities in such instances was not a United States person as defined in Regulation S.  In addition, the Company did not conduct any selling efforts directed at the United States in connection with the offering.  All shares of common stock issued pursuant to Regulation S included a restrictive legend indicating that the shares are being issued pursuant to Regulation S under the Securities Act and are deemed to be “restricted securities.”  As a result, such recipients of the shares will not be able to resell the shares unless in accordance with Regulation S, pursuant to a registration statement, or upon reliance of an applicable exemption from registration under the Securities Act.

Item 3.  Defaults Upon Senior Securities.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibits:
3.1*	Articles of Incorporation (as amended to date).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on September 15, 2006).
10.1
Share Exchange Agreement, dated as of May 7, 2010, among Sunnyside Acres Mobile Estates, Sino-Bon Entertainment Inc., the shareholders of Sino-Bon Entertainment Inc. and Max Time Enterprises Limited (incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on May 7, 2010).

31.1*	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002.
31.2*	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002.
32.1*	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002.
32.2*	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002.

____________________________
*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 19, 2010

SINO-BON ENTERTAINMENT, INC.

By:	/s/ Xiaowei (Simon) Song
Xiaowei (Simon) Song Chief Executive Officer

By:	/s/ Liang (Jacky) Yan
Liang (Jacky) Yan Chief Financial Officer