Form 10-Q
period 2010-09-30
Sino-Bon Entertainment, Inc.
filed 2010-11-15
CIK 1119809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 12, 2010, there were outstanding 50,000,000 shares of the Registrant’s Common Stock.

SINO-BON ENTERTAINMENT, INC.

INDEX

PART I – FINANCIAL INFORMATION

Index

PART I.
FINANCIAL INFORMATION

Item 1. Financial Statements

SINO-BON ENTERTAINMENT, INC.
(f/k/a SUNNYSIDE ACRES MOBILE ESTATES)
CONSOLIDATED BALANCE SHEETS

ASSETS	September 30, 2010	December 31, 2009
CURRENT ASSETS:	(Unaudited)	(Pro-Forma) (Audited)
Cash and cash equivalents	$245,796	$1,150,533
Restricted Cash (Note 4)	3,641,966	6,578,898
Accounts receivable, net (Note 5)	15,792,301	11,244,439
Other receivable	1,438,460	1,853,294
Due from related party (Note 11)	-	2,976,599
Notes receivable	29,859	29,338
Inventories (Note 6)	8,517,155	3,055,321
Trade deposit	1,266,307	3,164,109
Prepaid expenses and other assets	79,452	28,452
Total current assets	31,011,296	30,080,983
NON-CURRENT ASSETS
Long-term investments (Note 7)	431,803	504,881
Other assets	-	107,826
Construction in progress	250,321	555,646
Property, plant and equipment, net (Note 8)	6,755,933	5,592,283
Intangible assets, net (Note 9)	1,804,014	1,817,420
TOTAL ASSETS	$40,253,367	$38,659,039
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term bank loan (Note 12)	$7,360,296	$7,525,084
Bank's acceptance (Note 10)	6,627,887	6,505,554
Account payables	5,871,593	6,246,184
Accrued expenses and other payables	5,767,041	4,305,649
Due to related party - current (Note 11)	13,476	431,349
Customer deposits	1,116,788	612,841
Income tax payable	157,655	1,431,313
Total current liabilities	26,914,736	27,057,974
LONG-TERM LIABILITIES
Due to related party (Note 11)	1,408,890	4,321,905
TOTAL LIABILITIES	28,323,626	31,379,879
STOCKHOLDERS' EQUITY
Capital stock, $0.001 par value - 100,000,000 shares authorized and 50,000,000 issued (Note 13)	50,000	50,000
Additional paid-in capital	1,367,823	1,367,823
Retained earnings	9,826,155	5,939,133
Statutory reserve	485,237	-
Accumulated other comprehensive income	250,526	(27,796)
Stock subscription receivable	(50,000)	(50,000)
Total stockholders' equity	11,929,741	7,279,160
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$40,253,367	$38,659,039

The accompanying notes are an integral part of these consolidated financial statements

Index

SINO-BON ENTERTAINMENT, INC.
(f/k/a SUNNYSIDE ACRES MOBILE ESTATES)
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

	September 30, 2010	September 30, 2009
	(Unaudited)	(Unaudited)

Sales, net	$53,275,507	$29,456,479
Cost of sales	(42,469,608)	(25,322,887)
Gross profit	10,805,899	4,133,592

Operating income/(expenses)
Other income	30,864	20,908
Other expenses	(1,201)	(26)
Selling, general and administrative expenses	(4,949,702)	(2,152,460)
Income from Operations	5,885,860	2,002,014

Other income/(expenses)
Interest income	92,635	81,687
Investment income	5,544	2,045
Non operating income	171,729	57,228
Non operating expenses	(3,336)	(9,132)
Interest expenses	(372,616)	(252,909)
Income before income tax	5,779,816	1,880,933

Income taxes	(1,407,557)	(658,857)

Net income	$4,372,259	$1,222,076

COMPREHENSIVE INCOME
Net Income	$4,372,259	$1,222,076
Other Comprehensive Income
Foreign currency translation adjustment	278,322	156,456
TOTAL COMPREHENSIVE INCOME	$4,650,581	$1,378,532

Earnings per share:
Basic	$0.09	$0.02
Diluted	$0.09	$0.02

Weighted average number of shares used in computing earnings per share:
Basic	50,000,000	50,000,000
Diluted	50,000,000	50,000,000

The accompanying notes are an integral part of these consolidated financial statements

Index

SINO-BON ENTERTAINMENT, INC.
(f/k/a SUNNYSIDE ACRES MOBILE ESTATES)
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

	September 30, 2010	September 30, 2009
	(Unaudited)	(Unaudited)

Sales, net	$13,165,463	$18,421,506
Cost of sales	(10,262,266)	(14,485,298)
Gross profit	2,903,197	3,936,208

Operating income/(expenses)
Other income	(2,914)	12,266
Other expenses	(1,201)	-
Selling, general and administrative expenses	(2,120,473)	(1,801,406)
Income from Operations	778,609	2,147,068

Other income/(expenses)
Interest income	18,007	22,160
Investment income	29	(4)
Non operating income	61,418	39,068
Non operating expenses	(17)	18
Interest expenses	(150,785)	(120,576)
Income before income tax	707,261	2,087,734

Income taxes	(162,703)	(658,857)

Net income	$544,558	$1,428,877

COMPREHENSIVE INCOME/(LOSS)
Net Income	$544,558	$1,428,877
Other Comprehensive Income
Foreign currency translation adjustment	121,529	(572)
TOTAL COMPREHENSIVE INCOME	$666,087	$1,428,305

Earnings per share:
Basic	$0.01	$0.03
Diluted	$0.01	$0.03

Weighted average number of shares used in computing earnings per share:
Basic	50,000,000	50,000,000
Diluted	50,000,000	50,000,000

The accompanying notes are an integral part of these consolidated financial statements

Index

SINO-BON ENTERTAINMENT, INC.
(f/k/a SUNNYSIDE ACRES MOBILE ESTATES)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
(UNAUDITED)

						Accumulated
	Common Stock		Additional		Accumulated	Other	Stock	Total
	Shares		Paid-in	Statutory	Retained	Comprehensive	Subscription	Stockholders
	In thousand	Amount	Capital	Reserve	earnings	Income/(Loss)	Receivable	Equity

Balance, January 1, 2009	50,000	$50,000	$643,037	$-	$206,608	$-42,192	$-50,000	$807,453
Additional Capital			724,786					724,786
Net income					5,732,525			5,732,525
Foreign currency translation
adjustments						14396		14396
Balance, January 1, 2010	50,000	50,000	1,367,823	-	5,939,133	-27,796	-50,000	7,279,160
Net income					4,372,259			4,372,259
Statutory reserve				485,237	-485,237			-
Foreign currency translation
adjustments						278,322		278,322
Balance, September 30, 2010	50,000	$50,000	$1,367,823	$485,237	$9,826,155	$250,526	$-50,000	$11,929,741

The accompanying notes are an integral part of these consolidated financial statements

Index

SINO-BON ENTERTAINMENT, INC.
(f/k/a SUNNYSIDE ACRES MOBILE ESTATES)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH ENDED SEPTEMBER 30, 2010 AND 2009

CASH FLOWS FROM OPERATING ACTIVITIES:	2010 (Unaudited)	2009 (Pro Forma) (Unaudited)
Net income	$4,372,259	$1,222,076
Adjustments to reconcile net income to net cash provided by
Operating activities:
Depreciation	356,651	106,172
Amortization	50,686	1,486
Bad debt expense	282,965	153,908
Changes in operating assets and liabilities:
Restricted cash	3,024,338	(2,026,015)
Accounts receivable	(4,402,440)	(6,570,919)
Other receivables	302,653	(1,986,569)
Due from related party	543,975	265,636
Due to related party	(852,192)	4,733,638
Trade deposit	1,889,597	445,448
Prepaid expenses and other assets	(50,005)	(44,076)
Inventories	(5,355,140)	(1,868,972)
Other assets	108,681	(83,367)
Customer deposits	488,275	488,318
Accounts and other payables	891,890	6,033,535
Income tax payable	(1,286,528)	581,225
Net cash provided by operating activities	365,665	1,451,524

CASH FLOWS FROM INVESTING ACTIVITIES：
Purchase of property & equipment	(992,792)	(4,219,016)
Acquisition of land use rights	-	(1,785,687)
Purchase of Intangible assets	-	(12,461)
Net cash used in investing activities	(992,792)	(6,017,164)

CASH FLOWS FROM FINANCING ACTIVITIES：
Notes payable to bank	6,592	2,756,427
Proceeds of bank loan	9,388,491	2,373,840
Prepayment of short-term bank loan	(9,684,192)	-
Net cash provided/(used) by financing activities	(289,109)	5,130,267

Effect of exchange rate changes on cash and cash equivalents	11,499	778

NET CHANGE IN CASH AND CASH EQUIVALENTS	(904,737)	565,405
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,150,533	201,199
CASH AND CASH EQUIVALENTS, END OF PERIOD	$245,796	$766,604

SUPPLEMENTAL DISCLOSURES:
Income taxes paid	$2,652,972	$32,393
Interest paid	$372,616	$252,909

The accompanying notes are an integral part of these consolidated financial statements

Index

SINO-BON ENTERTAINMENT, INC.
(f/k/a SUNNYSIDE ACRES MOBILE ESTATES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
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

As a result of the acquisition, the consolidated subsidiaries if Sino-Bon include Sino-Bon BVI, a wholly-owned subsidiary, Atlantic Investment (Group) Limited, or Atlantic Investment, a wholly-owned subsidiary of Sino-Bon BVI which is incorporated under the laws of Hong Kong, and (i) Jiangsu Danbom Mechanical & Electrical Co., Ltd., or “Danbom,” (ii) Jiangsu Danbom Electronic Technology Co., Ltd., or “Danbom ET,” and (iii) Jiangsu Taicheng Plastic Products Co., Ltd., or “Taicheng,” each of which is a wholly-owned subsidiary of Atlantic Investment and is a limited liability company incorporated under the laws of the People’s Republic of China (“PRC”). Danbom, Danbom ET and Taicheng are sometimes collectively referred to herein as the “Chinese Operating Subsidiaries.”

In this report, the “Company” refers to Sino-Bon and its directly and indirectly owned subsidiaries.

Atlantic Investment was incorporated on April 9, 2009 under the laws of Hong Kong. Atlantic Investment operates through its operating subsidiaries Danbom, Danbom ET and Taicheng. Danbom was incorporated on January 23, 2007 under the laws of the PRC. Danbom ET was incorporated on May 10, 2009 under the laws of the PRC. Taicheng was incorporated on November 20, 2008 under the laws of the PRC.

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

Index

SINO-BON ENTERTAINMENT, INC.
(f/k/a SUNNYSIDE ACRES MOBILE ESTATES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

Note 2 - PRO FORMA CONSOLIDATED FINANCIALS

In the body of the financial statements, the pro forma financial statements presented for the year ended December 31, 2009,  combine the historical consolidated balance sheets of Sunnyside, Sino-Bon BVI, Atlantic Investment, Danbom, Danbom ET and Taicheng, the pro forma financial statements presented for the nine months and three months ended September 30, 2009 combine the historical statements of operations and comprehensive income of Sino-Bon BVI, Atlantic Investment, Danbom, Danbom ET and Taicheng, and their respective statements of cash flows for the nine-month period ended September 30, 2009, giving effect to the acquisition of Sino-Bon BVI as if the acquisition had taken place on January 1, 2009.

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

Translation Adjustment

As of September 30, 2010 and December 31, 2009, the accounts of Danbom, Danbom ET and Taicheng were maintained, and their financial statements were expressed, in Chinese Yuan Renminbi (CNY). Such financial statements were translated into U.S. Dollars (USD) in accordance with the Foreign Currency Matters Topic of the FASB Accounting Standards Codification (“ASC 830”) with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholders equity was translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with the Comprehensive Income Topic of the FASB Accounting Standard Codification (“ASC 220”). Transaction gains and losses are reflected in the income statement.

Index

SINO-BON ENTERTAINMENT, INC.
(f/k/a SUNNYSIDE ACRES MOBILE ESTATES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

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

Index

SINO-BON ENTERTAINMENT, INC.
(f/k/a SUNNYSIDE ACRES MOBILE ESTATES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
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

If funds are borrowed to finance construction costs, all associated interest expense will be capitalized into the cost of the asset. No interest has been capitalized for construction in progress to date.

Intangibles Assets

Intangible assets are amortized using the straight-line method over their estimated period of benefit. Evaluation of the recoverability of intangible assets is made annually to take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization. No impairments of intangible assets have been identified during any of the periods presented. The intangible assets consist principally of accounting software and land use rights. According to the laws of PRC, the government owns all the land in China.  Companies or individuals are authorized to possess and use the land only through land use rights granted by the Chinese government.  Land use rights are amortized using the straight-line method over the lease term of 50 years.

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

Index

SINO-BON ENTERTAINMENT, INC.
(f/k/a SUNNYSIDE ACRES MOBILE ESTATES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Income Taxes

The Company utilizes FASB Accounting Standards Codification Topic on Income Taxes (“ASC 740”), which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Based on a review of our tax positions, the Company was not required to record a liability for unrecognized tax benefits as a result of adopting ASC 740 on January 1, 2007.  Further, there has been no change during the periods ended September 30, 2010 and December 31, 2009.  Accordingly, we have not accrued any interest and penalties at September 30, 2010 and December 31, 2009.

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

Index

SINO-BON ENTERTAINMENT, INC.
(f/k/a SUNNYSIDE ACRES MOBILE ESTATES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

Note 4 – RESTRICTED CASH

Restricted cash of $3.64 million and $6.58 million as of September 30, 2010 and December 31, 2009, respectively, consists of cash deposited by the Company in a special bank account, which was created to be in compliance with Bank’s Acceptances paid by financial institutions for advances to vendors.

Note 5 - ACCOUNTS RECEIVABLE

The Company’s accounts receivable from unrelated parties as of September 30, 2010 and December 31, 2009 are summarized as follows:

	September 30,	December 31,
	2010	2009
Trade Receivables	$15,955,483	$11,338,966
Less: Allowance for doubtful accounts	163,182	94,527
Net accounts receivable	$15,792,301	$11,244,439

Note 6 - INVENTORIES

Inventories are stated at the lower of cost or market value.  The inventories are valued using weighted average method.  As of September 30, 2010 and December 31, 2009, inventories consist of the following:

	September 30,	December 31,
	2010	2009
Raw materials and supplies	$3,293,053	$1,643,204
Work in progress	485,391	151,419
Finished goods	4,738,711	1,260,698
Totals	$8,517,155	$3,055,321

Note 7 – LONG-TERM INVESTMENTS

Long-term investments included investments in Jiangsu Danbom Color Printing Co., Ltd. (Color Printing) and Baohua Credit Union (Baohua).

The Company owns 31.5% of the total outstanding shares of Color Printing and has agreed by contract that it may not exercise significant influence over the management of Color Printing. The Company’s investment in Color Printing was valued at $431,803 as of September 30, 2010 and December 31, 2009. There was no investment income with respect to Color Printing for the nine months ended September 30, 2010 or for the year ended December 31, 2009.

The Company owned 50,000 shares of Baohua Credit Union. The investment was valued $73,078 as of December 31, 2009. In September 2010, the Company sold these shares to third party as book value. The Company’s investment income with respect to Baohua Credit Union was $5,544 and $2,045 for the nine months ended September 30, 2010 and 2009, respectively, and $29 and $-4 for the three months ended September 30, 2010 and 2009, respectively.

Index

SINO-BON ENTERTAINMENT, INC.
(f/k/a SUNNYSIDE ACRES MOBILE ESTATES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

Note 8 –PROPERTY, PLANT & EQUIPMENT, NET

As of September 30, 2010 and December 31, 2009, Property, Plant & Equipment consist of the following:

	September 30, 2010	December 31, 2009
Building	$5,431,359	$4,335,816
Machinery	1,588,630	1,163,154
Office Furniture & Equipment	162,980	156,328
Motor vehicles	289,970	262,423
	7,472,939	5,917,721
Accumulated depreciation	(717,006)	(325,438)
	$6,755,933	$5,592,283

Depreciation expense for the nine months ended September 30, 2010 and 2009 was $356,651 and $106,172, respectively.  Depreciation expense for the three months ended September 30, 2010 and 2009 was $99,159 and $42,355, respectively.

Note 9 – INTANGIBLES ASSETS

As of September 30, 2010 and December 31, 2009, intangible assets consist of the following:

	September 30, 2010	December 31, 2009
Accounting software	$37,845	$34,845
Land use rights	1,824,969	1,789,831
	1,862,814	1,824,676
Accumulated amortization	58,800	7,256
	$1,804,014	$1,817,420

Amortization expense for the nine months ended September 30, 2010 and 2009 was $50,686 and $1,486, respectively.

Amortization expense for the three months ended September 30, 2010 and 2009 was $10,059 and $512, respectively.

Index

SINO-BON ENTERTAINMENT, INC.
(f/k/a SUNNYSIDE ACRES MOBILE ESTATES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

Note 10 – BANK’S ACCEPTANCE

Bank's Acceptance Bill (BA) is a commercial bill. Acceptance by the bank deposit to open deposit accounts were out of tickets to the Bank for examination and approval by the Bank of acceptance, unconditional guarantee to pay a specified date determined amount to the payee or bearer. Commercial bills issued on the drawer to drawer acceptance are the Bank of Credit based on the recognition and support for the credit. They are related accounts to restricted cash and accounts payable. The Company paid its portion of vendors by BA, some BAs are secured 100% by restricted cash to guarantee the payment later, and the others are secured 50% by restricted cash only and 50% by short-term bank loans. The Company will pay interest on these short-term bank loans. As of September 30, 2010 and December 31, 2009, bank’s acceptance had balances of $6.63 million and $6.51 million, respectively.

Note 11 – RELATED PARTY TRANSACTIONS

As of September 30, 2010 and December 31, 2009, the due from related party account had balances of $0 and $2.98 million, respectively, and the due to related party account had balances of $1.42 million and $4.75 million, respectively.

In July 2009, Danbom purchased fixed assets, including buildings, equipment and current accounts, and assumed certain liabilities, for a net purchase price of $4.32 million, from a related party shareholder, pursuant to a Purchase Agreement. There was no interest associated with this transaction. Payment of the balance of the purchase price, which was approximately $1.42 million as of September 30, 2010, is due on December 31, 2011.

Details of the assets purchased pursuant to the Purchase Agreement are presented below.

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

Index

SINO-BON ENTERTAINMENT, INC.
(f/k/a SUNNYSIDE ACRES MOBILE ESTATES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

Note 12 –SHORT-TERM BANK LOAN

As of September 30, 2010 and December 31, 2009, the Company had short-term bank loans as follows:

September 30, 2010
Rural Credit Cooperative, Loan calls for interest 0.575% per month, with principal due in February 2011	$686,762
Rural Credit Cooperative, Loan calls for interest 0.5625% per month, with principal due in April 2011	298,592
Rural Credit Cooperative, Loan calls for interest 0.575% per month, with principal due in May 2011	895,776
Rural Credit Cooperative, Loan calls for interest 0.575% per month, with principal due in June 2011	1,000,283
Agricultural Bank of China, Loan calls for interest 0.398% per month, with principal due in October 2010	597,185
Agricultural Bank of China, Loan calls for interest 0.398% per month, with principal due in November 2010	1,343,665
Agricultural Bank of China, Loan calls for interest 0.398% per month, with principal due in December 2010	597,185
Agricultural Bank of China, Loan calls for interest 0.398% per month, with principal due in May 2011	1,045,072
China Construction Bank, Loan calls for interest 0.4448% per month, with principal due in May 2011	149,296
China Construction Bank, Loan calls for interest 0.4092% per month, with principal due in December 2010	746,480
$7,360,296

December 31, 2009
Rural Credit Cooperative, Loan calls for interest 0.715% per month, with principal due in March 2010	$293,376
Rural Credit Cooperative, Loan calls for interest 0.439% per month, with principal due in May 2010	1,217,509
Rural Credit Cooperative, Loan calls for interest 0.439% per month, with principal due in March 2010	982,808
Rural Credit Cooperative, Loan calls for interest 2.5% per month, with principal due in June 2010	1,657,572
Agricultural Bank of China, Loan calls for interest 0.439% per month, with principal due in November 2010	733,439
Agricultural Bank of China, Loan calls for interest 0.439% per month, with principal due in July 2010	1,760,253
China Construction Bank Loan, calls for interest 0.439% per month, with principal due in May 2010	146,688
China Construction Bank, Loan calls for interest 0.405% per month, with principal due in June 2010	733,439
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

Index

SINO-BON ENTERTAINMENT, INC.
(f/k/a SUNNYSIDE ACRES MOBILE ESTATES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

Notes 14 – INCOME TAXES

We are subject to United States tax at a tax rate of 35%. No provision for income taxes in the United States has been made as we have no income taxable in the United States.

As an offshore company, Sino-Bon BVI, a BVI corporation, is exempt from income taxes according to the Article 242 of the BVI Business Companies Act 2004 (“Exemptions from Tax”).

Accordance with the relevant tax laws and regulations of Hong Kong, Atlantic Investment, a Hong Kong company, is exempt from Hong Kong income tax since all the profits were derived from subsidiaries in PRC. The income tax rate in Hong Kong is 17.5%.

The Company, through its Chinese operating subsidiaries, is governed by the Income Tax Laws of the PRC. Under the Provisional Taxation Regulation of the PRC, income tax is payable at a rate of 25% of their taxable income. Operations in the PRC have incurred net accumulated operating income for income tax purposes. Provisions for income taxes for the nine months ended September 30, 2010 and 2009 were $1,407,557 and $658,857, respectively, and $162,703 and $658,857 for the three months ended September 30, 2010 and 2009, respectively.

Note 15 - OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income, included in stockholders equity, as of September 30, 2010 and December 31, 2009 are as follows:

	Foreign Currency	Accumulated Other
	Translation	Comprehensive
	Adjustment	Income
Balance December 31, 2008	$(42,192)	$(42,192)
Changes for year ended December 31, 2009	14,396	14,396
Balance December 31, 2009	(27,796)	(27,796)
Changes for nine months ended September 30, 2010	278,322	282,238
Balance at September 30, 2010	$250,526	$254,442

Index

SINO-BON ENTERTAINMENT, INC.
(f/k/a SUNNYSIDE ACRES MOBILE ESTATES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

Note 16 – EARNINGS PER SHARE

Basic and diluted earnings per share have been calculated as follows:

	Nine months ended	Nine months ended	Three months ended	Three months ended
	30-Sep-10	30-Sep-09	30-Sep-10	30-Sep-09

Net income attributed to holder of common shares	$4,372,259	$1,222,076	$544,558	$1,428,877
Weighted-average number of common shares outstanding—basic	50,000,000	50,000,000	50,000,000	50,000,000
Weighted-average number of common shares outstanding—diluted	50,000,000	50,000,000	50,000,000	50,000,000
Basic earnings per share	$0.09	$0.02	$0.01	$0.03
Diluted earnings per share	$0.09	$0.02	$0.01	$0.03

Note 17 – COMMITMENTS

The Company leases factory facilities under 3-year arrangements from April 1, 2009. The Company has future minimum lease obligations as of September 30, 2010 as follows:
2011	$126,826
2012	60,848
2013	19,428
Total	$207,102

Rental expense for the nine months ended September 30, 2010 and 2009 was $75,434 and $42,739, respectively.
Rental expense for the three months ended September 30, 2010 and 2009 was $21,787 and $20,345, respectively.

Note 18 –SUBSEQUENT EVENTS

For the nine months ended September 30, 2010, the Company has evaluated subsequent events for potential recognition and disclosure through the date of the financial statement issuance.

Index

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

Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the U.S. federal securities laws.  These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may,” “likely,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology.  These forward-looking statements are subject to a number of risks that could cause them to differ from our expectations. These include, but are not limited to, risks relating to:

•	Our financial condition and results of operations, including expectations and projections related to our future performance and profitability;

•	The impact that a downturn or negative changes in the market for entertainment equipment may have on sales;

•	Our ability to obtain additional capital in future years to fund our planned expansion;

•	Economic, political, regulatory, legal and foreign exchange risks associated with our operations;

•	Prices for our primary raw materials, including steel, copper and plastics;

•	Changes in consumer behavior in China;

•	The loss of key members of our senior management and our qualified sales personnel; and

•	The impact of general economic conditions in the PRC and other market and economic challenges on our business.

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

Index

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

•
Consumer Behavior Changes in China– Sales of our products, entertainment equipment, are driven primarily by China’s increased urbanization, the surge in middle-class household income, improved living conditions in general and fast growing entertainment markets in China. Changes in the Chinese consumer’s behavior will greatly affect our product sales and financial performance.

Index

Taxation

United States, BVI and Hong Kong

We are subject to United States tax at a tax rate of 35%. No provision for income taxes in the United States has been made as we have no income taxable in the United States.

Sino-Bon BVI was incorporated in the British Virgin Islands on February 23, 2010.  As an offshore company, it is exempt from income taxes according to the Article 242 of the BVI Business Companies Act 2004 (“Exemptions from Tax”), which states that (a) a company, (b) all dividends, interest, rents, royalties, compensations and other amounts paid by a company, and (c) capital gains realized with respect to any shares, debt obligations or other securities of a company, are exempt from all provisions of the Income Tax Ordinance.

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

People’s Republic of China

Income Taxes:

The Company through its subsidiaries is governed by the Income Tax Laws of the PRC.  Operations in the PRC have incurred net accumulated operating income for income tax purposes.  Provisions for income taxes amounted to $1,407,557 and $658,857 for the nine months ended September 30, 2010 and 2009, respectively.

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

Based on a review of our tax positions, the Company was not required to record a liability for unrecognized tax benefits as a result of adopting ASC 740 on January 1, 2007.  Further, there has been no change during the years ended December 31, 2009 and 2008.  Accordingly, we have not accrued any interest and penalties through September 30, 2010.

Value Added Taxes:

The Company is subject to value added tax (“VAT”) for selling merchandise. The applicable VAT rate is 17% for products sold in the PRC. The amount of VAT liability is determined by applying the applicable tax rate to the invoiced amount of goods sold (output VAT) less VAT paid on purchases made with the relevant supporting invoices (input VAT). Under the commercial practice of the PRC, the Company pays VAT based on tax invoices issued. The tax invoices may be issued subsequent to the date on which revenue is recognized, and there may be a considerable delay between the date on which the revenue is recognized and the date on which the tax invoice is issued. In the event that the PRC tax authorities dispute the date on which revenue is recognized for tax purposes, the PRC tax office has the right to assess a penalty, which can range from zero to five times the amount of the taxes which are determined to be late or deficient.  According to PRC tax laws, any potential tax penalty payable on late or deficient payments of this tax could be between zero and five times the amount of the late or deficient tax payable, and will be expensed as a period expense if and when a determination has been made by the taxing authorities that a penalty is due.  As of September 30, 2010 and December 31, 2009, the Company accrued $0 and $517,851.42, respectively, of unpaid value-added taxes.

Index

Our future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of our pre-tax income and non-tax deductible expenses incurred. Our management carefully monitors these legal developments and will punctually adjust our effective income tax rate when necessary.

Results of Operations

Comparison of Three Months Ended September 30, 2010 and September 30, 2009 (Unaudited)

The following table sets forth key components of our results of operations for the three months ended September 30, 2010 compared to the three months ended September 30, 2009.

	For three months ended September 30, 2010	For three months ended September 30, 2009	$ Change	% Change
	(Unaudited)	(Pro Forma Unaudited)
Sales, net	$13,165,463	$18,421,506	$(5,256,043)	-28.53%
Cost of sales	(10,262,266)	(14,485,298)	4,223,032	-29.15%
Gross profit	2,903,197	3,936,208	(1,033,011)	-26.24%
Operating income/(expenses)
Other income	(2,914)	12,266	(15,180)	-123.76%
Other expenses	(1,201)	-	(1,201)	-100.00%
Selling, general and administrative expenses	(2,120,473)	(1,801,406)	(319,067)	17.71%
Income from Operations	778,609	2,147,068	(1,368,459)	-63.74%
Other income/(expenses)
Interest income	18,007	22,160	(4,153)	-18.74%
Investment income	29	(4)	33	-825.00%
Non operating income	61,418	39,068	22,350	57.21%
Non operating expenses	(17)	18	(35)	-194.44%
Interest expenses	(150,785)	(120,576)	(30,209)	25.05%
Profit before income tax	707,261	2,087,734	(1,380,473)	-66.12%
Income taxes	(162,703)	(658,857)	496,154	-75.31%
Net income	$544,558	$1,428,877	$(884,319)	-61.89%
Other Comprehensive Income
Foreign currency translation adjustment	121,529	(572)	122,101	-21346.33%
TOTAL COMPREHENSIVE INCOME	$666,087	$1,428,305	$(762,218)	-53.37%

Index

Net Sales.  Sales are mainly derived from the various types of automatic mahjong tables manufactured by Danbom and sold to the Chinese domestic market.

Total net sales were $13.16 million and $18.42 million for the three months ended September 30, 2010 and 2009, respectively, representing a decrease of $5.26 million or 28.53% year over year.  In September 2010, in order to maintain and keep expanding our sales market, we decided to recall a series of low-quality eight-outlet mahjong tables which was estimated to result in a reduction of net sales of approximately $3 million during the quarter ended September 30, 2010. The Company intends to direct more resources into research and development to produce new products with more added value and higher sales prices. The management believes that the Company’s net sales and net income should improve in the near future.

Cost of Sales. Cost of sales for the three months ended September 30, 2010 decreased to $10.26 million from $14.48 million for the three months ended September 30, 2009, a $4.22 million or 29.15% decrease, consistent with the decrease in revenues.

Gross Profit and Gross Margin. Our gross profit decreased from $3.93 million in the three months ended September 30, 2009 to $2.90 million in the three months ended September 30, 2010.  The decrease was consistent with the decrease in revenues. Gross profit margins as a percentage of net revenue increased from 21.37% during the period in 2009 to 22.05% in 2010.  The increase was attributable to cost savings and improved production efficiency.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses increased to $2.12 million in the three months ended September 30, 2010 from $1.80 million in the same period in 2009. This increase was attributable to the increase in the scope of our operations and increased expenses, including consulting and audit expenses, which resulted from the Share Exchange transaction and Sino-Bon becoming a public company.

Interest Income/(Expenses). Interest income decreased to $18,007 for the three months ended September 30, 2010, compared with $22,160 for the three months ended September 30, 2009.  Interest expense increased to $150,785 for the three months ended September 30, 2010, compared with $120,576 for the three months ended September 30, 2009, due to the Company’s increased short term borrowing activities in 2010.  The proceeds from borrowings financed the Company’s business operations.

Income Taxes. Income tax decreased to $162,703 in the three months ended September 30, 2010 from $658,857 in the same period in 2009.  The decrease was due to a decrease in income, as our income tax rate remained constant at 25%.

Net Income.  Net income for the three months ended September 30, 2010 decreased by $0.88 million, to $0.55 million from $1.43 million for the three months ended September 30, 2009.  The decrease was consistent with the decrease in gross profit as mentioned above.

Index

Comparison of Nine Months Ended September 30, 2010 and September 30, 2009 (Unaudited)

The following table sets forth key components of our results of operations for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.

	For nine months ended September 30, 2010	For nine months ended September 30, 2009	$ Change	% Change
	(unaudited)	(pro forma)
Sales, net	$53,275,507	$29,456,479	$23,819,028	80.86%
Cost of sales	(42,469,608)	(25,322,887)	(17,146,721)	67.71%
Gross profit	10,805,899	4,133,592	6,672,307	161.42%
Operating income/(expenses)
Other income	30,864	20,908	9,956	47.62%
Other expenses	(1,201)	(26)	(1,175)	4519.23%
Selling, general and administrative expenses	(4,949,702)	(2,152,460)	(2,797,242)	129.96%
Income from Operations	5,885,860	2,002,014	3,883,846	194.00%
Other income/(expenses)
Interest income	92,635	81,687	10,948	13.40%
Investment income	5,544	2,045	3,499	171.10%
Non operating income	171,729	57,228	114,501	200.08%
Non operating expenses	(3,336)	(9,132)	5,796	-63.47%
Interest expenses	(372,616)	(252,909)	(119,707)	47.33%
Profit before income tax	5,779,816	1,880,933	3,898,883	207.28%
Income taxes	(1,407,557)	(658,857)	(748,700)	113.64%
Net income	$4,372,259	$1,222,076	$3,150,183	257.77%
Other Comprehensive Income
Foreign currency translation adjustment	278,322	156,456	121,866	77.89%
TOTAL COMPREHENSIVE INCOME	$4,650,581	$1,378,532	$3,272,049	237.36%

Net Sales.  Sales are mainly derived from the various types of automatic mahjong tables manufactured by Danbom and sold to the Chinese domestic market.

Total net sales were $53.28 million and $29.46 million for the nine months ended September 30, 2010 and 2009, respectively, representing an increase of $23.82 million or 80.86% year over year.  In July 2009, Danbom purchased fixed assets, including buildings, equipment, and current accounts, and assumed certain liabilities, with a net value of $4.32 million from a related party of its former shareholder, pursuant to an asset purchase agreement.  The company thus expanded its production capacity and output significantly through this acquisition.  In September 2010, in order to maintain and keep expanding our sales market, we decided to recall a series of low-quality eight-outlet mahjong tables which was estimated to result in a reduction of net sales of approximately $3 million during the quarter ended September 30, 2010. The Company intends to direct more resources into research and development to produce new products with more added value and higher sales prices. Despite these headwinds, the Company’s sales in the nine months of 2010 were still significantly greater than in the same period in the preceding year, and the management believes that the Company’s net sales and net income should improve in the near future.

Cost of Sales. Cost of sales for the nine months ended September 30, 2010 increased to $42.47 million from $25.32 million for the nine months ended September 30, 2009, a $17.15 million or 67.71% increase, consistent with the increase in revenues.

Index

Gross Profit and Gross Margin. Our gross profit increased from $4.13 million in the nine months ended September 30, 2009 to $10.81 million in the nine months ended September 30, 2010.  Gross profit margins as a percentage of net revenue increased from 14.03% during the period in 2009 to 20.28% in 2010.  The increase was consistent with the economic scale effects caused by our increases in production, product lines and revenues.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses increased to $4.95 million in the nine months ended September 30, 2010 from $2.15 million in the same period in 2009. This increase was attributable to the increase in the scope of our operations and increased expenses, including consulting and audit expenses, which resulted from the Share Exchange transaction and Sino-Bon becoming a public company.

Interest Income/(Expenses). Interest income increased to $92,635 for the nine months ended September 30, 2010, compared with $81,687 for the nine months ended September 30, 2009.  Interest expense increased to $372,616 for the nine months ended September 30, 2010, compared with $252,909 for the nine months ended September 30, 2009, due to the Company’s increased short term borrowing activities in 2010.  The proceeds from borrowings financed the Company’s business operations.

Income Taxes. Income tax increased to $1.41 million in the nine months ended September 30, 2010 from $0.66 million in the same period in 2009.  The increase was due to an increase in income, as our income tax rate remained constant at 25%.

Net Income.  Net income for the nine months ended September 30, 2010 increased by $3.15 million, to $4.37 million from $1.22 million for the nine months ended September 30, 2009.  The increase was consistent with the increase in gross profit as mentioned above.

Liquidity and Capital Resources

As of September 30, 2010, the Company had cash and cash equivalents of $245,796, primarily consisting of cash on hand and demand deposits. The following table provides detailed information about our net cash flow for the nine months ended September 30, 2010 and 2009.

	For nine months ended September 30, 2010 (Unaudited)	For nine months ended September 30, 2009 (Pro Forma Unaudited)
Net Cash Provided (Used) by Operating Activities	$365,665	$1,451,524
Net Cash Provided by (Used in) Investing Activities	(992,792)	(6,017,164)
Net Cash Flows from Financing Activities	(289,109)	5,130,267
Effect on Change of Exchange Rate	11,499	778
Increase (decrease) in Cash and Cash Equivalents	(904,737)	565,405
Cash and Cash Equivalents - Beginning of Period	1,150,533	201,199
Cash and Cash Equivalents - End of Period	$245,796	$766,604

Operating activities

Net cash provided by operating activities was $365,665 for the nine months ended September 30, 2010, as compared to $1,451,524 net cash provided by operating activities for the same period in 2009.  The change is attributable to the increase in net income for the current period, the decrease of $1,889,597 in trade deposits and the decrease of $3,024,338 in restricted cash, and was offset by the increase of $5,355,140 in inventories, increase of $4,402,440 in accounts receivable and decreases of $1,286,528 in income tax payable.   Our primary cash flows from net income were realized through the sale of automatic mahjong tables.

Index

Investing activities

Net cash used by investing activities for the nine months ended September 30, 2010 was $992,792, consisting mainly of the funds for the acquisition of fixed assets, including buildings and equipment to support the growth of our business. For the nine months ended September 30, 2009, the Company utilized $6,017,164 in investing activities.

Financing activities

Net cash used by financing activities for the nine months ended September 30, 2010 was $289,109, as compared to $5,130,267 net cash provided by financing activities during the same period of 2009.  These financing activities were borrowings and repayments of bank loans.

As of September 30, 2010, the Company had various outstanding short-term bank loans due in less than one year totaling $7,360,296.  For more detail regarding the amount and term of these short-term bank loans, see Note 12 to the consolidated financial statements contained herein.  In the past, the Company has typically renewed these short-term bank loans prior to their repayment.  To the extent any of these short-term bank loans are not renewed, we expect to fund their repayment from current cash balances, cash from operations and/or other bank borrowings.

As of September 30, 2010, the Company had no significant capital commitments for the next 12 months.

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

Seasonality

The fiscal quarter ended September 30 is typically the slowest quarter for sales in the automatic Mahjong table industry in China.  Sales typically improve somewhat during the fourth quarter and are strongest in the first quarter of the calendar year.

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

Index

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

Translation Adjustment

As of September 30, 2010 and December 31, 2009, the accounts of Danbom, Danbom ET and Taicheng were maintained, and their financial statements were expressed, in Chinese Yuan Renminbi (CNY). Such financial statements were translated into U.S. Dollars (USD) in accordance with the Foreign Currency Matters Topic of the FASB Accounting Standards Codification (“ASC 830”) with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholders equity was translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with the Comprehensive Income Topic of the FASB Accounting Standard Codification (“ASC 220”). Transaction gains and losses are reflected in the consolidated statements of operations and comprehensive income.

Index

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

During the quarter ended September 30, 2010, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None ..

Item 5.  Other Information.

None ..

Index

Item 6.  Exhibits.

Exhibits:

3.1
Articles of Incorporation (as amended to date) (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on August 19, 2010).

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

________________
*Filed herewith.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 15, 2010

SINO-BON ENTERTAINMENT, INC.

By:	/s/ Xiaowei (Simon) Song
Xiaowei (Simon) Song Chief Executive Officer

By:	/s/ Liang (Jacky) Yan
Liang (Jacky) Yan Chief Financial Officer